Form 10-Q
period 2007-06-30
Alternative Asset Management Acquisition Corp.
filed 2007-09-17
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-33629

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8450938
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

590 Madison Avenue, 35th Floor, New York, NY 10022
(Address of Principal Executive Offices) (Zip Code)

(212) 409-2434
(Registrant’s Telephone Number, Including Area Code)
N/A
Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|         No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|         No |_|

As of September 14, 2007 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

		Pages
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Balance Sheet at June 30, 2007 (unaudited)	4

	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2007 and the period January 26, 2007 (inception) through June 30, 2007	5

	Condensed Statements of Stockholders’ Equity (unaudited) for the period January 26, 2007 (inception) through June 30, 2007	6

	Condensed Statement of Cash Flows (unaudited) for the period January 26, 2007 (inception) through June 30, 2007	7

	Notes to Unaudited Condensed Interim Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item 4.	Controls and Procedures	16

Part II. Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Forward-Looking Statements

        This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	potential ability to obtain additional financing to complete our initial business combination;
•	pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	potential change in control if we acquire one or more target businesses for stock;
•	our public securities’ potential liquidity and trading;
•	listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;
•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	financial performance.

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part II, Item 1A). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

        References in this report to “we,” “us” or “our company” refer to Alternative Asset Management Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Balance Sheet (unaudited)

June 30, 2007
Assets
Current assets:
Cash	$125,189

Total current assets	125,189

Deferred offering costs	89,811

Total assets	$ 215,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$ 16,000
Note payable to stockholder	175,000

Total liabilities	191,000

Commitments and Contingencies

Stockholders’ Equity(1)
Preferred stock, $0.0001 par value, authorized
1,000,000 shares; none issued	—
Common stock, $0.0001 par value; authorized
120,000,000 shares(1); issued and outstanding
10,350,000	1,035
Additional paid-in capital	23,965
Deficit accumulated during development stage	(1,000)

Total stockholders’ equity	24,000

Total liabilities and stockholders’ equity	$215,000

(1)	Share amounts have been retroactively restated to reflect the increase in authorized shares of common stock effective as of May 15, 2007 and July 27, 2007 and the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 8).

The accompanying notes are an integral part of these financial statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Statements of Operations (unaudited)

	April 1, 2007 through June 30, 2007	January 26, 2007 (inception) through June 30, 2007
Formation and operating costs	$ —	$ (1,000)

Net loss for the period	$ —	$ (1,000)

Weighted average number of common shares
outstanding — Basic and diluted(1)	10,350,000	10,350,000

Basic and diluted net loss per share(1)	$ (0.00)	$ (0.00)

(1)	Share amounts and per share data have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 8).

The accompanying notes are an integral part of these financial statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity (unaudited)
For the Period January 26, 2007 (inception) through June 30, 2007

	Common Stock(1)		Additional paid-in capital(1)	Deficit accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, January 26, 2007 (inception)	—	$ —	$ —	$ —	$ —
Issuance of stock to initial stockholders(1)	10,350,000	1,035	23,965	—	25,000
Net loss for the period January 26, 2007
(inception) through June 30, 2007	—	—	—	(1,000)	(1,000)

Balance, June 30, 2007	10,350,000	$1,035	$23,965	$(1,000)	$ 24,000

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 8).

The accompanying notes are an integral part of these financial statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Statement of Cash Flows (unaudited)

Period from January 26, 2007 (inception) through June 30, 2007
Cash Flows from Operating Activities
Net loss	$ (1,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,000

Net cash used in operating activities	—

Cash Flows from Financing Activities
Proceeds from notes payable, stockholder	175,000
Proceeds from issuance of stock to initial stockholders	25,000
Payment of deferred offering costs	(74,811)

Net cash provided by financing activities	125,189

Net increase in cash	125,189
Cash at beginning of the period	—

Cash at end of the period	$ 125,189

Supplemental disclosure of non-cash transactions: Accrual for deferred offering costs:
Deferred offering costs	$ 15,000
Accrued expenses payable	(15,000)

Total	$ —

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
June 30, 2007

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Information

        These unaudited condensed financial statements as of June 30, 2007 and for the periods from April 1, 2007 through June 30, 2007, and January 26, 2007 (inception) through June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

        These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended August 7, 2007 included in Alternative Asset Management Acquisition Corp.’s Form 8-K filed on August 8, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the August 7, 2007 financial statements.

2. Organization, Business Operations and Significant Accounting Policies

        Alternative Asset Management Acquisition Corp. (the “Company”) was incorporated in Delaware on January 26, 2007 as a blank check company formed for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets (a “Business Combination”). On February 22, 2007, the Company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the Company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

        The Company’s financial statements have been retroactively restated to reflect the effect of a stock dividend of 0.226667 shares of common stock per share of outstanding common stock issued on July 5, 2007, the effect of a stock dividend of 0.5 shares of common stock per share of outstanding common stock issued on July 27, 2007 and the effect of a stock dividend of 0.2 shares of common stock per share of outstanding common stock issued on August 1, 2007 (See Note 8).

        At June 30, 2007, the Company had not yet commenced any operations. All activity through June 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.

        The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through an initial public offering (the “Offering”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management has agreed that at least approximately $9.72 per share sold in the Offering will be placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers, have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, the agreement entered into by two of the Company’s officers specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds of the Offering (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,500,000 of the interest accrued on the amounts held in the Trust Account (net of tax, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund expenses related to investigating and selecting a target business or businesses and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds of the Offering held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

        The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. In the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”) have agreed to vote all of their founders’ common stock (the “Founders’ Common Stock”) in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

        The Hanover Group or one of its affiliates, STC Investment Holdings LLC, an entity affiliated with Michael J. Levitt, our chairman of the board, and Solar Capital, LLC, an entity affiliated with Michael S. Gross, one of our directors, have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for up to $10,000,000 of our common stock, or $30,000,000 in the aggregate, commencing on the later of ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for an initial business combination and 60 days after termination of the “restricted period” in connection with this offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). These limit orders will require the stockholders to purchase any of our shares of common stock offered for sale at or below a price equal to the per share amount held in our Trust Account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30,000,000 in total. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc and these stockholders. It is intended that such purchases will comply with Rule 10b-18 under the Exchange Act and the broker’s purchase obligation is otherwise subject to applicable law. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve our initial Business Combination. As a result, the Hanover Group, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific business combination. However, these stockholders will not be permitted to exercise conversion rights in the event they vote against an initial business combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including shares purchased pursuant to such limit orders, in the event we fail to complete an initial business combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until one year after the Company has completed an initial Business Combination. The stock purchases made pursuant to the limit orders described above are not anticipated to have any effect upon the Company or its financial statements.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 30% of the aggregate number of shares owned by all Public Stockholders (minus one share) may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

        The Company’s Certificate of Incorporation was amended on August 1, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (“Effective Date”), or August 1, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

Loss Per Share:

        Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Since there are no potentially dilutive securities and there is a net loss, basic and diluted loss per share are identical.

Income Taxes:

        Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        On January 26, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

        The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 26, 2007 the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

        The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 26, 2007 (inception) through June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

        SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At June 30, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in a financial institution. Management believes the risk of loss to be minimal since it intends to invest the proceeds from its Offering (see Note 9) in or through major financial institutions.

3. Initial Public Offering

        The Offering calls for the Company to offer for public sale 36,000,000 Units at a proposed offering price of $10.00 per Unit (plus up to an additional 5,400,000 units solely to cover over-allotments, if any). Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or fifteen months from the Effective Date and expiring five years from the Effective Date. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant an in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

        The Company has agreed to pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds and will not pay any discount related to the warrants sold in the private placement. However, the underwriters have agreed that 3.25% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

        The Registration Statement for the Company’s initial public offering was declared effective August 1, 2007 and on August 7, 2007 the Company consummated the Offering (see Note 9).

4. Offering Costs

        At June 30, 2007 deferred offering costs consisted of legal and accounting fees incurred through the balance sheet dates that are related to the Offering and were subsequently charged to capital at the time of the closing of the Offering (see Note 9).

5. Note Payable, Stockholder

        On February 23, 2007, the Company borrowed $175,000 and issued an unsecured promissory note to Mark Klein, the Company’s Chief Executive Officer, President and a Director. The note is non-interest bearing and is payable upon the consummation of the Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. The note was repaid in August 2007.

6. Commitments and Contingencies

        The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on August 1, 2007.

        Pursuant to letter agreements dated July 31, 2007 with the Company, the Initial Stockholders have waived their right to receive distributions with respect to the Founders’ Common Stock upon the Company’s liquidation. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

7. Preferred Stock

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        The Company’s certificate of incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

8. Common Stock

        On July 27, 2007, the Company’s Certificate of Incorporation was amended to reflect an increase in the authorized shares of common stock from 60,000,000 shares of common stock to 120,000,000 shares of common stock. All references in the accompanying financial statements as of June 30, 2007 and for the period January 26, 2007 (inception) through June 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

        On February 25, 2007, the Company issued 10,350,000 shares of common stock to its initial stockholders (after giving effect to stock dividends of 0.226667 shares per share of outstanding common stock issued on July 5, 2007, 0.5 shares per share of outstanding common stock issued on July 27, 2007 and 0.2 shares per share of outstanding common stock issued on August 1, 2007), for $25,000 in cash, at a purchase price of approximately $0.002 per share.

9. Subsequent Event

        The registration statement for the Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of approximately $397.8 million and $4.625 million from the sale of the sponsor warrants on a private placement basis. The Company sold 41,400,000 Units, including 5,400,000 Units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Warrant. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or November 1, 2008 and expiring July 31, 2012. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

        The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement requires the Company to pay 3.75% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.75% of the gross proceeds ($15,525,000) in connection with the consummation of the Offering and has placed 3.25% of the gross proceeds ($13,455,000) in the Trust Account. The Company did not pay any discount related to the warrants sold in the private placement. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

        Pursuant to a Sponsors’ Warrants Securities Purchase Agreement dated July 6, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 4,625,000 warrants for $4,625,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering, except that (i) the Sponsors’ Warrants are non-redeemable so long as they are held by any of the sponsors or their permitted transferees and (ii) will not be exercisable while they are subject to certain transfer restrictions. If the Company does not complete a Business Combination then the $4,625,000 will be part of the liquidating distribution to the Company’s public stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

        Pursuant to a Registration Rights Agreement dated August 1, 2007, the Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares purchased in accordance with to Rule 10b5-1 under the Securities Exchange Act of 1934 during the Buyback Period will be entitled to registration rights with respect to the Founders’ Common Stock or Sponsors’ Warrants (or underlying securities), as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Common Stock is to be released from escrow. The holders of the majority of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The holders of shares purchased pursuant to Rule 10b5-1 during the Buyback Period are entitled to demand that the Company register such securities commencing nine months after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

        All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

        We are a blank check company, formed on January 26, 2007, to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. Initially, we will be targeting businesses in the alternative asset management sector, but we may acquire a business outside of that sector. We intend to effect an initial business combination using cash from the proceeds of our recently completed initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On August 7, 2007, we completed our initial public offering of 41,400,000 units (including 5,400,000 units pursuant to the underwriters’ over-allotment option) at a price of $10 per unit. We received net proceeds of approximately $397.8 million from our Offering.

        Pursuant to a Sponsors’ Warrants Securities Purchase dated July 6, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 4,625,000 Sponsors’ Warrants for $4,625,000. The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with consummation of the Offering on a private placement basis. All of the proceeds we received from these purchases were placed in the Trust Account.

        For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 9 of the unaudited condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and Part II, Item 2 of this Quarterly Report on Form 10-Q.

        We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or combination of cash, capital stock and debt, to effect a Business Combination.

Results of Operations and Known Trends or Future Events

        For the three months ended June 30, 2007 and for the period from January 26, 2007 (inception) through June 30, 2007, we had a net loss of $0 and $1,000, respectively. We incurred costs of $89,811 with regard to the Offering which were classified as deferred offering costs on our balance sheet.

        Our entire activity from January 26, 2007 (inception) through June 30, 2007 has been to prepare for our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from the Effective Date.

Liquidity and Capital Resources

        As of June 30, 2007, we have cash of $125,189. Until the initial public offering, as described above, our only source of liquidity was a loan made by a stockholder. As of June 30, 2007, we owed this stockholder $175,000. Our liabilities were all related to costs associated with the Offering. The promissory note related to the loan from a stockholder was repaid out of the proceeds of the Offering.

Off-Balance Sheet Financing Arrangements

        We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

        The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

        The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

        The Company’s significant accounting policies are more fully described in Note 2 to the condensed financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

        As of June 30, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

        Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $402.4 million of the net IPO proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the Continental Stock Transfer & Trust Company as trustee. As of September 14, 2007, the balance of the trust account was $404,478,524. The proceeds held in trust have only been invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of September 14, 2007, the effective annualized interest rate payable on our investment was approximately 4.93%. Assuming no other changes to our holdings as of September 14, 2007, a 1% decrease in the underlying interest rate payable on our investment as of

September 14, 2007 would result in a decrease of approximately 1.0 million in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

        We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4. Controls and Procedures.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

        Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

        None.

ITEM 1A. Risk Factors.

        Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated August 1, 2007 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

        As of September 17, 2007, there have been no material changes to the risk factors disclosed in our prospectus dated August 1, 2007 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        On February 25, 2007, we issued 10,350,000 shares of our common stock (after giving effect to our stock dividends that occurred on July 5, 2007, July 27, 2007 and August 1, 2007) to the family trust of one of our executive officers for $25,000 in cash, at a purchase price of $0.002 per share. On March 22, 2007, the purchaser transferred at cost an aggregate of 9,366,750 of these shares to certain of our directors and various entities affiliated with certain of our directors. On July 2, 2007 the family trust referenced above transferred at cost 51,750 of our issued and outstanding shares to a new director and on July 6, 2007 Hanover Overseas Limited transferred at cost 970,312 of our issued and outstanding shares to one of our executive officers. Such shares were issued on February 25, 2007 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities. These shares included an aggregate of 1,350,000 shares of common stock subject to forfeiture by these stockholders to the extent that the underwriters’ over-allotment is not exercised in full so that they collectively own 20% of the issued and outstanding shares of common stock after the offering; however, as the underwriters did exercise their over-allotment option, no shares were forfeited.

Use of Proceeds from the Initial Public Offering

        On August 7, 2007, we closed our initial public offering of 41,400,000 units, including 5,400,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise of $7.50 per share. The units from the public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and representative of Lazard Capital Markets LLC. (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-141593). The Securities and Exchange Commission declared the registration statement effective on August 1, 2007.

        We paid a total of $15,525,000 in underwriting discounts and commissions and $674,939 for other costs and expenses related to the offering and the over-allotment option. We also repaid our chief executive officer and president $175,000 on satisfaction of an outstanding promissory note after the closing of our initial public offering.

        We also consummated the simultaneous private sale of 4,625,000 warrants at a price of $1.00 per warrant (for an aggregate purchase price of $4,625,000). The warrants were purchased by Hanover Overseas Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments, LLC, Mark Klein and Steven Shenfeld. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

        After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from the offering were $402,425,061 and an amount of $402,425,000 (or approximately $9.72 per unit sold in the initial public offering) was placed in trust.

        For a description of the use of proceeds generated in our initial public offering, see Part I, Item 1 of this Form 10-Q.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On May 11, 2007 we submitted a proposal to our stockholders to (i) amend and restate our certificate of incorporation and (ii) to amend and restate our bylaws. The proposal was approved by unanimous written consent of all of our seven stockholders.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits.

(a) Exhibits:

        31.1 - Section 302 Certification by Chief Executive Officer and President

        31.2 - Section 302 Certification by Chief Financial Officer and Treasurer

        32.1 - Section 906 Certification by Chief Executive Officer and President

        32.2 - Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

Dated: September 17, 2007	By:	/s/ Mark D. Klein
Mark D. Klein Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Paul D. Lapping
Paul D. Lapping Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.