Form 10-Q
period 2007-09-30
Alternative Asset Management Acquisition Corp.
filed 2007-11-14
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|         No |_|

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

Yes |X|         No |_|

As of November 14, 2007 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Signatures

i

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

  ability to complete our initial business combination;

  success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

  officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

  potential ability to obtain additional financing to complete our initial business combination;

  pool of prospective target businesses;

  the ability of our officers and directors to generate a number of potential investment opportunities;

  potential change in control if we acquire one or more target businesses for stock;

  our public securities’ potential liquidity and trading;

  listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

  use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

  financial performance.

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”(refer to Part II, Item IA). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

        References in this report to “we,” “us” or “our company” refer to Alternative Asset Management Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Balance Sheet (unaudited) September 30, 2007

Assets
Current assets:
Cash	$ 7,961
Cash held in trust fund, restricted	403,721,472
Cash held in trust fund, interest and dividend income available for
working capital	1,665,442
Prepaid expenses	10,500

Total assets	405,405,375

Total assets	$ 405,405,375

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses	$ 263,172
Income taxes payable	1,296,472

Total liabilities	1,559,644

Common stock subject to possible conversion (12,419,999 shares at conversion value)	120,727,490

Commitments and contingencies

Stockholders’ equity(1)
Preferred stock, $0.0001 par value, authorized
1,000,000 shares; none issued
Common stock, $0.0001 par value; authorized
120,000,000 shares; issued and outstanding
51,750,000 shares (less
12,419,999 subject to possible conversion)	3,933
Additional paid-in capital	281,580,104
Earnings accumulated during development stage	1,534,204

Total stockholders’ equity	283,118,241

Total liabilities and stockholders’ equity	$ 405,405,375

(1)	Share amounts and per share data have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 7).

The accompanying notes are an integral part of these financial statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Statements of Operations (unaudited)

	July 1, 2007 through September 30, 2007	January 26, 2007 (inception) through September 30, 2007
Formation and operating costs	$ 130,238	$ 131,238

Loss from operations	(130,238)	(131,238)

Interest and dividend income	2,961,914	2,961,914

Net income before provision for income taxes	2,831,676	2,830,676
Provision for income taxes	1,296,472	1,296,472

Net income	$ 1,535,204	$ 1,534,204

Weighted average number of common shares
outstanding — basic and diluted(1)	30,510,001	18,667,130

Basic and diluted net income per share(1)	$ 0.05	$ 0.08

(1)	Share amounts and per share data have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 7).

The accompanying notes are an integral part of these financial statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity (unaudited)
For the Period January 26, 2007 (inception) through September 30, 2007

	Common Stock(1)
	Shares	Amount	Additional paid-in capital(1)	Earnings accumulated during development stage	Total stockholders’ equity
Balance, January 26, 2007
(inception)	—	$—	$—	$—	$—

Issuance of stock to
initial stockholders(1)	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000 units,
net of underwriters’
discount and offering
expenses
(includes12,419,999 shares subject
to possible conversion)	41,400,000	4,140	397,657,387		397,661,527

Proceeds subject to
possible conversion of
12,419,999 shares		(1,242)	(120,726,248)		(120,727,490)

Proceeds from issuance of
sponsor’s warrants			4,625,000		4,625,000

Net income for the period
January 26, 2007
(inception) through
September 30, 2007				1,534,204	1,534,204

Balance, September 30,
2007	51,750,000	$3,933	$281,580,104	$1,534,204	$283,118,241

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 7).

The accompanying notes are an integral part of these financial statements.

Alternative Asset Management Acquisition Corp.
(a development stage company)

Condensed Statements of Cash Flows (unaudited)

Period from January 26, 2007 (inception) through September 30, 2007
Cash Flows from Operating Activities
Net income	$1,534,204

Adjustments to reconcile net income to net cash
provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	124,638
Prepaid expenses	(10,500)
Income taxes payable	1,296,472

Net cash provided by operating activities	2,944,814

Cash Flows from Investing Activities
Cash held in trust fund	(403,721,472)
Cash held in trust fund, interest and dividend income available for
working capital	(1,665,442)

Net cash used by investing activities	(405,386,914)

Cash Flows from Financing Activities

Proceeds from issuance of initial public offering	414,000,000
Proceeds from notes payable, stockholders	175,000
Repayment of notes payable, stockholders	(175,000)
Proceeds from issuance of stock to initial stockholders	25,000
Proceeds from issuance of sponsors’ warrants	4,625,000
Payment of offering costs	(16,199,939)

Net cash provided by financing activities	402,450,061

Net increase in cash	7,961
Cash at beginning of the period

Cash at end of the period	$7,961

Supplemental disclosure of non-cash transactions:
Accrual for deferred offering costs:
Deferred offering costs	$138,534
Accrued expenses	(138,534)

Total	$—

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
September 30, 2007

Notes To Condensed Financial Statements (Unaudited)

1. Interim Financial Information

        These unaudited condensed financial statements as of September 30, 2007 and for the periods from July 1, 2007 through September 30, 2007 and from January 26, 2007 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

2. Organization, Business Operations and Significant Accounting Policies

        Alternative Asset Management Acquisition Corp. (the “Company”) was incorporated in Delaware on January 26, 2007 as a blank check company formed for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets in the alternative asset management sector or a related business (a “Business Combination”). On February 22, 2007, the Company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the Company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

        The Company’s financial statements have been retroactively restated to reflect the effect of a stock dividend of 0.226667 shares of common stock per share of outstanding common stock issued on July 5, 2007, the effect of a stock dividend of 0.5 shares of common stock per share of outstanding common stock issued on July 27, 2007 and the effect of a stock dividend of 0.2 shares of common stock per share of outstanding common stock issued on August 1, 2007 (See Note 7).

        All activity from January 26, 2007 (inception) through August 7, 2007 relates to the Company’s formation and the initial public offering (“the Offering”) described below. Since August 8, 2007, the Company has been searching for a target company to acquire. The Company has selected December 31 as its fiscal year-end.

        The registration statement for the Company’s Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,661,527, which is net of offering costs of $16,338,473, and $4,625,000 from the sale of the sponsor warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $402,425,000, or approximately $9.72 per Unit of the net proceeds of the Offering and the sale of the sponsor warrants (see Note 3), was placed in a trust account (“Trust Account”) and was invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers, have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, the agreement entered into by two of the Company’s officers specifically provides for two exceptions to this indemnity: there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds of the Offering (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,500,000 of the interest accrued on the amounts held in the Trust Account (net of tax, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund expenses related to investigating and selecting a target business or businesses and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income earned; the proceeds of the Offering held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation. As of September 30, 2007, none of the interest income earned in the Trust Account has been released to the Company for working capital purposes. Although $2,961,914 of interest has been earned, $1,296,472 is included in the Cash held in trust, restricted; to be used for income tax payments as needed, and only the balance of $1,665,442 is shown as available for working capital (other than income taxes).

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

        The Hanover Group or one of its affiliates, STC Investment Holdings LLC, an entity affiliated with Michael J. Levitt, our chairman of the board, and Solar Capital, LLC, an entity affiliated with Michael S. Gross, one of our directors, have entered into agreements (the “Buyback Agreements”) with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for up to $10,000,000 of our common stock, or $30,000,000 in the aggregate, commencing on the later of ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for an initial business combination and 60 days after termination of the “restricted period” in connection with this offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). These limit orders will require the stockholders to purchase any of our shares of common stock offered for sale at or below a price equal to the per share amount held in our Trust Account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30,000,000 in total. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and these stockholders. It is intended that such purchases will comply with Rule 10b-18 under the Exchange Act and the broker’s purchase obligation is otherwise subject to applicable law. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve our Business Combination. As a result, the Hanover Group, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a vote on our Business Combination. However, these stockholders will not be permitted to exercise conversion rights in the event they vote against a Business Combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the Offering, including shares purchased pursuant to such limit orders, in the event we fail to complete a Business Combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until one year after the Company has completed a Business Combination. The stock purchases made pursuant to the limit orders described above are not anticipated to have any effect upon the Company or its financial statements.

        With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 30% of the aggregate number of shares owned by all Public Stockholders (minus one share) may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

Income Per Share:

        The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 12,419,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

Income Taxes:

        Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        On January 26, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

        The Company has identified its federal tax return and its state and city tax returns in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 26, 2007 the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at September 30, 2007.

        The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 26, 2007 (inception) through September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. In determining its quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected annual income. Certain significant or unusual items (if applicable) are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Actual results could differ from those estimates.

Cash and Cash Equivalents:

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

        SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in a major financial institution. Management believes the risk of loss to be minimal since it only invests in or through that institution.

3. Initial Public Offering

        The registration statement for the Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,661,527 and $4,625,000 from the sale of the sponsor warrants on a private placement basis. The Company sold 41,400,000 Units, including 5,400,000 Units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or fifteen months from the Effective Date and expiring five years from the Effective Date. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant an in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

        The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement required the Company to pay 3.75% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.75% of the gross proceeds ($15,525,000) in connection with the consummation of the Offering and has placed 3.25% of the gross proceeds ($13,455,000) in the Trust Account. The Company did not pay any discount related to the warrants sold in the private placement. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

        Pursuant to a Sponsors’ Warrants Securities Purchase dated July 6, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 4,625,000 warrants for $4,625,000 (the “Sponsors’Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering, except that (i) the Sponsors’ Warrants are non-redeemable so long as they are held by any of the sponsors or their permitted transferees and (ii) they will not be exercisable while they are subject to certain transfer restrictions. If the Company does not complete a Business Combination then the $4,625,000 paid in consideration for the Sponsors’ Warrants will be part of the liquidating distribution to the Company’s public stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

        Pursuant to a Registration Rights Agreement dated August 1, 2007, the Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares purchased in accordance with to Rule 10b5-1 under the Securities Exchange Act of 1934 during the Buyback Period will be entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and the shares of Company common stock purchased pursuant to the Buyback Agreements, as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Common Stock is to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The holders of shares purchased pursuant to the Buyback Agreements are entitled to demand that the Company register such securities commencing nine months after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

4. Note Payable, Stockholder

        On February 23, 2007, the Company borrowed $175,000 and issued an unsecured promissory note to Mark Klein, the Company’s Chief Executive Officer, President and a Director. The note was non-interest bearing and was payable upon the consummation of the Offering. The note was repaid in August 2007.

5. Commitments and Contingencies

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

6. Preferred Stock

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

7. Common Stock

        On July 27, 2007, the Company’s Certificate of Incorporation was amended to reflect an increase in the authorized shares of common stock from 60,000,000 shares of common stock to 120,000,000 shares of common stock. All references in the accompanying financial statements as of September 30, 2007 and for the period January 26, 2007 (inception) through September 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

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

Forward Looking Statements

        All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview and Initial Public Offering

        We are a blank check company, formed on January 26, 2007, to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets in the alternative asset management sector or a related business. We intend to effect this Business Combination using cash from the proceeds of our recently completed Offering and the private placements of the Sponsors’ Warrants, our capital stock, debt or a combination of cash, stock and debt.

        The registration statement for the Offering was declared effective on August 1, 2007. We consummated the Offering on August 7, 2007 and received net proceeds of $397,661,527 and $4,625,000 from the sale of the sponsor warrants on a private placement basis. We sold 41,400,000 Units, including 5,400,000 Units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per Unit. Each Unit consists of one share of our common stock and one Warrant. Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or fifteen months from the Effective Date and expiring five years from the Effective Date. We may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

        Pursuant to a Sponsors’ Warrants Securities Purchase dated July 6, 2007, certain of the Initial Stockholders have purchased from us, in the aggregate, 4,625,000 Sponsors’ Warrants for $4,625,000. The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds we received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering, except that (i) the Sponsors’ Warrants are non-redeemable so long as they are held by any of the sponsors or their permitted transferees and (ii) they will not be exercisable while they are subject to certain transfer restrictions. If we do not complete a Business Combination then the $4,625,000 paid in consideration for the Sponsors’ Warrants will be part of the liquidating distribution to our public stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after we have completed a Business Combination.

        We entered into an Underwriting Agreement with the underwriters of the Offering. The Underwriting Agreement required us to pay 3.75% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. We paid an underwriting discount of 3.75% of the gross proceeds ($15,525,000) in connection with the consummation of the Offering and have placed 3.25% of the gross proceeds ($13,455,000) in the Trust Account. We did not pay any discount related to the Sponsors’ Warrants sold in the private placement. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the our liquidation if we are unable to complete a Business Combination.

        Pursuant to a Registration Rights Agreement dated August 1, 2007, the Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares purchased in accordance with to Rule 10b5-1 under the Securities Exchange Act of 1934 during the Buyback Period will be entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and the shares of common stock purchased pursuant to the Buyback Agreements, as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Common Stock is to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that we register such securities at any time after we consummate a Business Combination. The holders of shares purchased pursuant to the Buyback Agreements are entitled to demand that we register such securities commencing nine months after we consummate a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after our consummation of a Business Combination.

        We intend to utilize cash derived from the Offering, our capital stock, debt or combination of cash, capital stock and debt, to effect a Business Combination.

Results of Operations and Known Trends or Future Events

        For the three months ended September 30, 2007 and for the period from January 26, 2007 (inception) to September 30, 2007, we had net income of $1,535,204 and $1,534,204 respectively. Our income was all derived from interest and dividends on the net proceeds of the Offering. We incurred $130,238 and $131,238 in formation and operating costs during the three months ended September 30, 2007 and for the period from January 26, 2007 (inception) to September 30, 2007. Approximately $70,000 of those costs consisted of legal and accounting, $22,000 for director and officer insurance, $20,000 for rent and administrative services, and the balance of $19,000 for other miscellaneous expenses.

        All activity from January 26, 2007 (inception) through August 7, 2007 relates to our formation and the Offering described above. Since August 8, 2007, we have been searching for a target company to acquire. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from the date of the Offering.

Liquidity and Capital Resources

        As of September 30, 2007, we had cash of $405,394,875 of which $405,386,914 was held in a trust account. Until the Offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock and the subsequent loan made by a stockholder. As of September 30, 2007, we had repaid this loan. Since the Offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. As of September 30, 2007, we had not made a withdrawal of any of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $3,500,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Therefore, up to $3,500,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of $7,961 as of September 30, 2007. Consequently, there is $1,665,442 of interest earned which has not yet been distributed to our operating account but is available to be used for working capital (after reserving $1,296,472 for tax liabilities) and we will be entitled to use another $1,834,558 of future earnings (subject to additional limitations for tax liabilities generated by our additional earnings). Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

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

        We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

         We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

        As of September 30, 2007, our efforts were limited to organizational activities, activities relating to the Offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of the Offering.

        Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $402.4 million of the net Offering proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from the Offering) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the Continental Stock Transfer & Trust Company as trustee. As of September 30, 2007, the balance of the trust account was $405,386,914. The proceeds of the Offering held in trust have only been invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of September 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.88%. Assuming no other changes to our holdings as of September 30, 2007, a 1% decrease in the underlying interest rate payable on our investment as of September 30, 2007 would result in a decrease of approximately $1.0 million in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

        We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4. Controls and Procedures.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

        During the most recently completed fiscal quarter, we hired KGS LLP to act as our internal accounting and financial reporting department. KGS LLP is registered with the PCAOB. The firm reports to our chief executive officer and chief financial officer who review the information and reports submitted. We believe that the use of KGS LLP as our accounting and financial reporting department complies with the policies and procedures mentioned above.

        Other than the hiring of KGS LLP, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

PART II. – OTHER INFORMATION

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

        As of September 30, 2007, there have been no material changes to the risk factors disclosed in our prospectus dated August 1, 2007 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

        On August 7, 2007, we closed our initial public offering of 41,400,000 units, including 5,400,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise of $7.50 per share. The units from the Offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and representative of Lazard Capital Markets LLC (together, the “Underwriters”). The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-141593). The SEC declared the registration statement effective on August 1, 2007.

        We incurred a total of $15,525,000 in underwriting discounts and commissions and $813,473 for other costs and expenses related to the Offering and the over-allotment option.

        We also consummated the simultaneous private sale of 4,625,000 Sponsors’ Warrants at a price of $1.00 per Warrant (for an aggregate purchase price of $4,625,000). The Sponsors’ Warrants were purchased by Hanover Overseas Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments, LLC, Mark Klein and Steven Shenfeld. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

        After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds from the Offering and the sale of the Sponsors’ Warrants were $402,286,527, which includes $138,534 of accrued expenses and an amount of $402,425,000 (or approximately $9.72 per unit sold in the initial public offering) was placed in trust.

        For a description of the use of proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        On July 2, 2007 we submitted a proposal to our stockholders to amend and restate our certificate of incorporation to increase the number of authorized shares available for issuance. The proposal was approved by unanimous written consent of all seven of our stockholders.

        On July 6, 2007 we submitted a proposal to our stockholders to amend and restate our certificate of incorporation to change our name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp. The proposal was approved by unanimous written consent of all nine of our stockholders.

        On July 27, 2007 we submitted a proposal to our stockholders to amend and restate our certificate of incorporation. The proposal was approved by unanimous written consent of all nine of our stockholders.

        On July 31, 2007 we submitted a proposal to our stockholders to amend and restate our certificate of incorporation to provide for the corporate existence of the company to cease upon the twenty-four month anniversary of the effective date of our registration statement. The proposal was approved by unanimous written consent of all nine of our stockholders.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits.

        (a) Exhibits:

31.1 – Section 302 Certification by Chief Executive Officer and President

31.2 – Section 302 Certification by Chief Financial Officer and Treasurer

32.1 – Section 906 Certification by Chief Executive Officer and President

32.2 – Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

Dated: November 14, 2007	By:	/s/ Mark D. Klein
Mark D. Klein Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Paul D. Lapping
Paul D. Lapping Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.