Form 10-K
period 2007-12-31
Alternative Asset Management Acquisition Corp.
filed 2008-03-31
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____.

Commission file number 001-33629

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8450938
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

590 Madison Avenue, 35th Floor, New York, N.Y. 10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 409-2434
(Registrant’s Telephone Number, Including Area Code)

N/A
Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Units, each consisting of one share of Common Stock, $0.0001 par value per share, and one Warrant Common Stock, included in the Units Warrants, included in the Units	Name of Each Exchange on Which Registered American Stock Exchange American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Yes   |X|            No   |_|

The registrant consummated its initial public offering of units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, on August 7, 2007. As a result, there was no aggregate market value of the registrant’s voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2007. The aggregate market value of the voting or non-voting equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on September 28, 2007 of $8.82, as reported on the American Stock Exchange, was approximately $365,148,000. In determining the market value of the voting or non-voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2008 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

Forward-Looking Statements

This report and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. They may also include statements about our pending business combination with Halcyon Asset Management LLC and affiliated entities (collectively, “Halcyon”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

  Ability to complete a business combination with Halcyon or one or more other target businesses;

  Success in retaining or recruiting, or changes required in, our management or directors following a business combination;

  Potential inability to obtain additional financing to complete a business combination;

  Limited pool of prospective target businesses;

  Potential change in control if we acquire one or more target businesses for stock;

  Our public securities’ potential liquidity and trading;

  The delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

  Use of proceeds not in trust or available to us from interest income on the trust account balance; or

  Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report as to “we,” “us” or “our Company” refer to Alternative Asset Management Acquisition Corp. References to “public stockholders” refer to holders of shares of common stock sold as part of the units in our initial public offering, including any of our stockholders existing prior to the initial public offering to the extent that they purchased or acquired such shares.

PART I

     This Annual Report on Form 10-K was prepared and relates to the Company as of December 31, 2007. Since that date there has been a Subsequent Event in which the Company has entered into a purchase agreement on March 12, 2008 with the Halcyon Parties, as defined below. An announcement of the business combination was made on Thursday, March 13, 2008 in a Current Report on Form 8-K. A subsequent Current Report on Form 8-K, including all related exhibits, was filed on March 17, 2008.

     When reading this Form 10-K, please note that most references are to the Company as it existed prior to the March 12, 2008 purchase agreement. Whether or not the proposed business combination is consummated may have a material impact on the Company. Disclosures related to such impact will be included in the Company’s proxy statement soliciting stockholder approval that will be filed with the Securities and Exchange Commission.

Item 1.    Business

General

     We are a blank check company, formed on January 26, 2007, to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets in the alternative asset management sector or a related business, which we refer to as our business combination. We intend to effect this business combination using cash from the proceeds of our recently completed initial public offering and the private placements of our sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt.

     The registration statement for our initial public offering was declared effective on August 1, 2007. On August 7, 2007 we sold 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per unit and received net proceeds of $397,560,377. Pursuant to a sponsors’ warrants securities purchase agreement dated July 6, 2007, our sponsors, Hanover Overseas Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments LLC, Mark Klein and Steven Shenfeld, purchased from us, in the aggregate, 4,625,000 sponsors’ warrants for $4,625,000. The purchase and issuance of the sponsors’ warrants occurred simultaneously with the consummation of our initial public offering on a private placement basis.

     Approximately $402.43 million of the proceeds from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option and after deducting offering costs paid of $16,439,623) and sale of the sponsors’ warrants was placed in a trust account upon completion of our initial public offering. Of those proceeds, approximately $13.5 million is attributable to the portion of the underwriters’ discount which has been deferred until the consummation of a business combination. The proceeds will be held in the trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination.

     Except as described below, proceeds in the trust account will not be released until the earlier of completion of our initial business combination or our liquidation. Unless and until an initial business combination is consummated, proceeds held in the trust account will not be available for our use for any purpose, except that (i) up to $3,500,000 of the interest accrued on the amounts held in the trust account (net of tax, if any, payable by the Company with respect to such interest) may be released to us to fund expenses related to investigating and selecting a target business or businesses and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income earned on the trust account.

     Under the terms of our amended and restated certificate of incorporation, we have until August 1, 2009 to complete an initial business combination.

     For a more complete discussion of our financial information, please see the section appearing elsewhere in this Annual Report on Form 10-K entitled “Financial Statements and Supplementary Data.”

Recent Developments

Purchase Agreement with the Halcyon Parties

     On March 12, 2008 we entered into a purchase agreement (the “Purchase Agreement”) pursuant to which we have agreed to acquire a majority interest in a newly formed entity which will own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC, a global alternative asset management firm with approximately $11.5 billion in assets under management (“Halcyon”). The combined company will be named Halcyon Management Inc.

     We intend to file a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) with respect to this proposed business combination with Halcyon. As of the date of the filing of this Form 10-K, neither the preliminary proxy statement nor the definitive proxy statement have been filed with the SEC or disseminated to stockholders. We have summarized the terms of the transaction below. Investors are urged to review the preliminary proxy statement and definitive proxy statement, when completed, in their entirety. A more complete description of the transactions described below, including exhibits related thereto such as the Purchase Agreement, is included in a Form 8-K filed on March 13, 2008 and a Form 8-K filed on March 17, 2008. We intend to schedule a stockholder meeting following completion of the proxy statement.

     The parties to the Purchase Agreement are:

  Alternative Asset Management Acquisition Corp., a Delaware corporation (“AAMAC”);

  Halcyon Management Group LLC (“Halcyon”);

  Halcyon Partners LP (the “Partner Vehicle”); and

  Halcyon Asset Management LLC, Halcyon Offshore Asset Management LLC, Halcyon Structured Asset Management LP, Halcyon Asset-Backed Advisors LP and Halcyon Loan Investors LP (together with Halcyon and the Partner Vehicle the “Halcyon Parties”).

     At the closing and subject to certain adjustments as described below, we will pay the Partner Vehicle for 49,170,000 Class A Units of Halcyon:

  $390 million cash; and

  46,924,648 shares of Series A Voting Preferred Stock of AAMAC, $0.0001 par value per share (“Preferred Shares”).

     In addition, pursuant to a certain Exchange and Support Agreement to be prepared by the parties prior to closing, the 46,924,648 Class B Units of Halcyon held by the Partner Vehicle will become exchangeable for an equal number of shares of AAMAC common stock, subject to certain vesting and transfer restrictions.

     Prior to the closing, Halcyon will be recapitalized to own all the interests in its affiliates (subject to certain exceptions) and in connection therewith Halcyon will issue to the Partner Vehicle a note with a principal amount of $115,000,000, payable in five equal annual installments, beginning on the first anniversary of the closing of the proposed acquisition, and accruing interest at 9.0% per year, calculated on the basis of a 365-day year, and payable at the end of each calendar quarter (the “Halcyon Note”).

     The purchase price paid to the Partner Vehicle will be subject to possible closing and post-closing adjustments, including the issuance of additional Preferred Shares and Class B Units of Halcyon to the Partner Vehicle upon the achievement of certain price per share targets within five years of closing. In addition, in the event of a shortfall in the amount of cash available to AAMAC at the time of the closing, the Partner Vehicle has the option to either increase the amount of the Halcyon Note to up to $150,000,000 or receive additional Preferred Shares and Class B Units of Halcyon.

Alternative Asset Management Industry

     Since our initial public offering, we have been focusing our efforts on identifying prospective target businesses in the alternative asset management sector or a related business. A business related to the alternative asset management sector means a business providing services or products with respect to the alternative asset management sector, including services to alternative asset management businesses or to investors in alternative asset management businesses in their capacities as such investors. Such related business could include back-office administrative services, information technology service providers and advisory and administrative service providers to high-net worth families and investors, third-party marketers and family offices. Businesses in the alternative asset management sector are commonly referred to by such categories as hedge funds, private equity funds or real estate funds, a mong others. Alternative asset management portfolios typically include a significant performance fee component and measure success in terms of absolute returns rather than comparisons to benchmark indices.

     The asset management industry is a multi-trillion dollar business, based on assets under management, focused on the management of investments on behalf of investors in exchange for a contracted fee. The asset management industry can be broadly divided into two categories: traditional asset management, and alternative asset management.

     Traditional asset management, in general, involves managing portfolios of actively traded equity, fixed income and/or derivative securities. The investment objectives of such portfolios may include total return, capital appreciation, current income and/or replicating the performance of a specific index. Such portfolios may include investment companies registered under the Investment Company Act of 1940 (e.g., mutual funds, closed-end funds or exchange-traded funds) or separate accounts managed on behalf of individuals or institutions. Managers of such portfolios are compensated, in general, on a monthly or quarterly basis, at a contracted fee based on the assets under management, generally without regard to performance of the investments held in the portfolio. Managers of such portfolios, in the United States, are typically registered with the SEC under the Investment Advisers Act of 1940.

     Alternative asset management, in general, involves managing portfolios using a variety of investment strategies where the common element is the manager’s goal of delivering investment performance on an absolute return basis within certain predefined risk parameters. These investment returns tend to have a lower correlation to the broader market than do traditional asset management strategies. Alternative asset management portfolios may be held through funds organized as limited partnerships, or other business forms, separate accounts managed on behalf of individuals or institutions, or investment companies registered under the Investment Company Act of 1940 (e.g., business development companies). Alternative asset management businesses are typically exempt from registration with regulatory authorities. Such businesses in the United States may or may not be registered with the SEC under the Investment Advisers Act of 1940, depending upon certain factors, such as the registration status of such portfolios under the Investment Company Act of 1940, the number of clients of the adviser and the amount of assets under the adviser’s management. Alternative asset management portfolios are commonly referred to by such categories as hedge funds, private equity funds or real estate funds, among others. The commonality across nearly all alternative asset management portfolios is that the fee arrangements typically include a significant performance fee (incentive income) component and that investor expectations are often framed in terms of absolute returns, rather than returns which are measured in relation to benchmark indices.

     We believe we have many competitive advantages over other entities with business objectives similar to ours. We believe our structure makes us an attractive business combination partner to potential target businesses in the alternative asset management industry. As an existing public company, we offer a target business an alternative to the traditional initial public offering process through a merger or other business combination. As proposed by the Purchase Agreement, the owners of the target business could exchange their shares of stock in the target business for shares of our stock, becoming a public company.

     With a trust account initially in the amount of approximately $402.4 million, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we believe we can consummate an initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we believe we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

     Our management team has extensive experience in the alternative asset management industry. In 2001 Michael J. Levitt, our Chairman of the Board, founded Stone Tower Capital LLC, an asset management firm focused on credit and credit-related assets. Through its affiliates, Stone Tower managed at December 31, 2007 approximately $15 billion in leveraged finance-related assets across several structured finance and hedge fund vehicles. At December 31, 2007, Stone Tower had 75 employees including 33 investment professionals. Stone Tower’s objective is to generate stable and consistent returns for its investors which include domestic and international banking institutions, insurance companies, pension funds, institutional money management firms, family offices and high net-worth individuals.

     Mark D. Klein, our Chief Executive Officer, President and a Director is an investment banker and the Chief Executive Officer of Hanover Group US LLC, a US subsidiary of the Hanover Group Limited, which together with its subsidiaries we refer to as the Hanover Group. The Hanover Group provides a broad range of financial solutions to businesses in New Zealand, Australia, the United Kingdom and North America. The Hanover Group has expanded through organic growth and acquisition to become one of New Zealand’s leading strategic investment companies and is New Zealand’s largest privately owned financial services group. Through its subsidiaries the Hanover Group provides fixed income investments, finance, asset management, public funds management product, and in-house private equity both in New Zealand and internationally. The predominant focus of the Hanover Group’s portfolio is property development and property related transactions (including residential development, subdivision, land banks, commercial and tourism related developments as well as agricultural conversions, and residential, commercial and mixed-use property investment). The Hanover Group has over approximately $870 million of investor funds under management, approximately $975 million of consolidated assets and shareholder equity in excess $100 million and services over 40,000 retail investors. The Hanover Group is headquartered in New Zealand, and has offices in New Zealand, Australia, United Kingdom and North America.

     We have leveraged the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the asset management industry. We believe that companies involved in this industry represent attractive acquisition targets for a number of reasons, including a favorable economic environment, potentially attractive valuations and the large number of middle market acquisition candidates.

Effecting a business combination

     General

     We are not presently engaged in and we may not engage in any operations if and until we consummate an initial business combination. We intend to utilize the cash proceeds of our initial public offering and the private placement of the sponsors’ warrants, our capital stock, debt or a combination of these as the consideration to be paid in an initial business combination. While substantially all of the net proceeds of our initial public offering and the private placement of the sponsors’ warrants are allocated to completing an initial business combination, the proceeds are not otherwise designated for more specific purposes. Accordingly, at the time of their investment, investors were not provided an opportunity to evaluate the specific merits or risks of one or more target businesses. If we engage in an initial business combination with a target business using our capital stock and/or debt financing as the consideration to fund the initial business combination, proceeds from our initial public offering and the private placement of the sponsors’ warrants may then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. If our proposed business combination with Halcyon is not completed, we may seek to effect an initial business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

     In our search for a target business, we have sought and will continue to seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a potential contracted party refuses to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, then Mark D. Klein and Paul D. Lapping, our Chief Executive Officer and President and our Chief Financial Officer, Treasurer and Secretary, respectively, will be personally liable to cover the potential claims made by such party for services rendered and goods sold, in each case to us in the event that we liquidate. However, the agreement entered into by Messrs. Klein and Lapping specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, there is no guarantee that vendors, prospective target businesses or other entities will execute such waivers, or even if they execute such waivers that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. In addition, the indemnification provided by Messrs. Klein and Lapping is limited to claims by vendors that do not execute such waivers as described above. Claims by target businesses or other entities and vendors that execute such agreements would not be indemnified by Messrs. Klein and Lapping. Based on representations made to us by Messrs. Klein and Lapping, we currently believe that each of them has substantial means and is capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked either of them for any security or funds for such an eventuality. Despite our belief, we cannot assure you Messrs. Klein and Lapping will be able to satisfy those obligations. The indemnification obligations may be substantially higher than they currently foresee or expect and/or their financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

     Subject to the requirement that a target business or businesses have a collective fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $13.5 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management has and will continue to assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

     Sources of target businesses

     Potential target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Potential target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, have also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions. While we have not and do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event, however, will any of our initial stockholders, sponsors, officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or with respect to the initial business combination (regardless of the type of transaction that it is). In connection with our proposed business combination with Halcyon, we have each agreed not to solicit alternative acquisition proposals or enter into any negotiation or agreement with respect to alternative proposals until the business combination is consummated or the Purchase Agreement is terminated. We will not enter into an initial business combination with a target business that is affiliated with any of our officers, directors, initial stockholders or sponsors, including any entity that has received a material financial investment from our initial stockholders or sponsors or any entity affiliated with our officers, directors, initial stockholders or sponsors.

     Selection of a target business and structuring of a business combination

     In addition to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such initial business combination and that the target business be in the alternative asset management sector or a related business, we will only consummate an initial business combination in which we become the controlling shareholder of the target. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company. We will not consider any transaction that does not meet such criteria.

     We have not established any other specific attributes, criteria (financial or otherwise) or guidelines for prospective target businesses. In evaluating prospective target businesses, our management considered a variety of factors, including one or more of the following:

  financial condition and results of operations;

  growth potential;

  brand recognition and potential;

  experience and skill of management and availability of additional personnel;

  with respect to asset management businesses, historical investment performance of product and growth of assets under management;

  capital requirements;

  stage of development of the business and its products or services;

  existing distribution arrangements and the potential for expansion;

  degree of current or potential market acceptance of the products or services;

  impact of regulation on the business;

  costs associated with effecting the initial business combination; and

  industry leadership, sustainability of competitive position and attractiveness of product offerings of target businesses.

     These criteria are not intended to be all-inclusive. If the proposed business combination with Halcyon is not completed, we may enter into an alternative initial business combination with a target business that does not meet these criteria or guidelines. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we have and will continue to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, as well as review of financial and other information which will be made available to us. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may affect the applicable target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

     The time required to select and evaluate a target business and to structure and complete the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which an initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

     Fair Market Value of Target Business

     The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $13.5 million) at the time of such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions as described above) at the time of such initial business combination. The fair market value of a portion of a target business will be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate an initial business combination with an initial target business or businesses with a collective fair market value in excess of 80% of the balance in the trust account. However, we would likely need to obtain additional financing to consummate such an initial business combination and have not taken any steps to obtain any such financing. We will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $13.5 million).

     The fair market value of a target business or businesses will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criterion. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with an initial business combination, and that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. Furthermore, we will not be required to obtain an opinion as to whether our initial business combination is fair to our public stockholders. Our board will make its decision with respect to an acquisition consistent with its fiduciary obligations to all stockholders and, consequently, will consider those factors concerning the proposed business combination that it deems relevant in reaching an informed decision.

     Our board of directors has determined that the fair market value of the portion of Halcyon that we will acquire in the proposed business combination is at least equal to 80% of the balance in our trust account (excluding deferred underwriting discounts and commissions). Furthermore, our board of directors received an opinion from Jefferies Putnam Lovell that as of the date thereof and based upon and subject to the assumptions, qualifications and limitations set forth therein, the consideration to be paid by us in the proposed business combination is fair to us from a financial point of view and that the fair market value of the Class A interests in Halcyon to be purchased by us is at least 80% of the balance in our trust account (excluding deferred underwriting discounts and commissions).

     Possible lack of business diversification

     Our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $13.5 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with one or more businesses or assets at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

     A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $13.5 million).

     Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target businesses in the event the proposed business combination with Halcyon is not consummated, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial business combination.

     Limited ability to evaluate the target business’ management

     Although we have and intend to continue to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, including the proposed business combination with Halcyon, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. While it is possible that one or more of our executive officers or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Our current officers and directors would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. However, to the extent that these considerations are a factor in our decision, it will pose potential conflicts of interest. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the managers we hire will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

     Opportunity for stockholder approval of business combination

     Prior to the completion of an initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of an initial business combination will be taken only if the initial business combination is approved. We will only consummate an initial business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

     In connection with seeking stockholder approval of an initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their founders’ common stock in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or shares purchased following our initial public offering in the open market by any of our initial stockholders, sponsors, officers or directors, including any shares purchased by Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC, under agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate during the Buyback Period, commencing on the later of ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for an initial business combination and 60 days after termination of the “restricted period” in connection with our initial public offering under Regulation M of the Exchange Act. We filed our Current Report on Form 8-K on March 13, 2008, resulting in a Buyback Period that began on March 28, 2008. Pursuant to the Voting and Support Agreement entered into in connection with the Purchase Agreement, our initial stockholders have agreed to vote all shares acquired by them in the open market, including pursuant to the Rule 10b5-1 plans described above, in favor of the proposed business combination with Halcyon. We will proceed with our initial business combination only if a majority of the shares of common stock voted by the public stockholders present in person or by proxy are voted in favor of our initial business combination and public stockholders owning less than 30% of the shares sold in our initial public offering both exercise their conversion rights and vote against our initial business combination. Our initial stockholders will not be permitted to exercise conversion rights if the initial business combination is approved, as described below. In the event we fail to complete an initial business combination, these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including shares purchased pursuant to such limit orders.

     Conversion rights

     At the time we seek stockholder approval of any initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to the founders’ common stock or any other shares of common stock owned by them, directly or indirectly, including pursuant to the limit orders discussed above.

     The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income and franchise taxes on such interest, and net of interest income of up to $3.5 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed initial business combination), divided by the number of shares sold in our initial public offering. The initial per-share conversion price would be approximately $9.72, or $0.28 less than the per-unit offering price of $10.00. As of March 13, 2008, the per-share amount in our trust account was $9.76, or $0.24 less than the per-unit offering price of $10.00.

     An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders to tender their certificates to our transfer agent prior to the meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved.

     If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with this process. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. No later than the day prior to the stockholder meeting, the stockholder must present written instructions to our transfer agent stating that the stockholder wishes to convert his or her shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our business combination. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.

     The steps outlined above will make it more difficult for our stockholders to exercise their conversion rights. In the event that it takes longer than anticipated to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.

     If a stockholder votes against the initial business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a stockholder delivers his certificate for conversion and subsequently decides prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to public stockholders who elect conversion will be distributed promptly after completion of an initial business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise any warrants they still hold.

     We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial offering exercise their conversion rights. The initial conversion price will be approximately $9.72 per share. As this amount may be lower than the $10.00 per unit offering price and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

     If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination with a different target until 24 months from the date of our final prospectus. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Those public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

     Liquidation if no business combination

     Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the date of our final prospectus, or August 1, 2009. This provision may not be amended except in connection with the consummation of an initial business combination. If we have not completed an initial business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state. We view this provision terminating our corporate life by 24 months from the date of our final prospectus as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of an initial business combination.

     If we are unable to complete an initial business combination by 24 months from the date of our final prospectus, or August 1, 2009, as soon as practicable thereafter, we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after our expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after such date. Payment or reasonable provision for payment of claims will be made in the discretion of the board of directors based on the nature of the claim and other factors deemed relevant by the board of directors. Claims may be satisfied by direct negotiation and payment, purchase of insurance to cover the claim(s), setting aside money as a reserve for future claims, or otherwise as determined by the board of directors in its discretion. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described below, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.72 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

     We will notify the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their founders’ common stock. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Mark D. Klein and Paul D. Lapping have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

     If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $9.72, or $0.28 less than the per-unit offering price of $10.00.

The per share liquidation price includes approximately $13.5 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.

     The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Mark D. Klein and Paul D. Lapping have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Messrs. Klein and Lapping specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, in the event that Messrs. Klein and Lapping have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than $9.72, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.72 per share.

     Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon an initial business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our public stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 24 months from the date of our final prospectus, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

     Amended and Restated Certificate of Incorporation

     Our amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to our offering that apply to us until the consummation of an initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

  prior to the consummation of an initial business combination, we shall submit such business combination to our stockholders for approval even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law;

  we may consummate the initial business combination only if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning less than 30% of the shares sold in our initial public offering vote against the initial business combination exercise their conversion rights;

  if an initial business combination is approved and consummated, public stockholders who voted against the initial business combination and exercised their conversion rights will receive their pro rata share of the trust account;

  if our initial business combination is not consummated within 24 months of the date of our final prospectus, then our existence will terminate and we will distribute all amounts in the trust account and any net asserts remaining outside the trust account on a pro rata basis to all of our public stockholders;

  upon the consummation of our offering, approximately $402.4 million including approximately $13.5 million of deferred underwriting discounts and commissions was placed into the trust account;

  we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

  prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on a business combination;

  our audit committee shall monitor compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering;

  the audit committee shall review and approve all payments made to our initial stockholders, sponsors, officers, directors and our and their affiliates, other than the payment of an aggregate of $10,000 per month to Hanover Group US LLC for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval; and

  we will not enter into our initial business combination with an entity which is affiliated with any of our officers, directors, sponsors or initial stockholders.

     Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial public offering (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward.

Competition

     We have encountered intense competition and will continue to encounter intense competition if the proposed business combination with Halcyon is not completed, from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions in identifying, evaluating and selecting a target business for an initial business combination. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

  our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

  our obligation to convert into cash up to 30% of our shares of common stock held by our public stockholders (minus one share) who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for an initial business combination;

  our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

  the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $13.5) million could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

     Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

     We currently list our executive offices at 590 Madison Avenue, 35th Floor, New York, New York 10022. Hanover Group US LLC, an affiliate of one of our officers and directors, is providing certain general and administrative services at that location to us at a fee of $10,000 per month. We believe, based on fees for similar services in the New York metropolitan area that the fee charged by Hanover Group US LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider their services adequate for our current operations.

Employees

     We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business combination and the stage of the initial business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to each devote at least approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of an initial business combination. We have agreed to employment agreements with certain of the current Halcyon employees who will serve as executive officers of the Company and Halcyon following the closing of the business combination.

Periodic Reporting and Financial Information

     We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

     We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

     We are required to have our internal control procedures audited for the fiscal year ending December 31, 2008 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Conflicts of Interest

Potential investors should also be aware of the following other potential conflicts of interest:

  None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

  Our directors and members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Some of our officers and directors are now and may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company. We have entered into a business opportunity right of first review agreement with Hanover Group US, LLC, Mark D. Klein and Paul D. Lapping, which provides that from the date of our final prospectus until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Hanover Group US, LLC, Messrs. Klein and Lapping (subject to any fiduciary obligations they may have), and companies or other entities which they manage or control become aware, in the alternative asset management sector or a related business with an enterprise value of $155 million or more. Due to existing and future affiliations, our other directors may have fiduciary obligations to present potential business opportunities to other entities with which they are affiliated prior to presenting them to us. Other than Mr. Klein, our directors have not entered into a similar right of first review agreement, and due to potential conflicts of interest we have agreed that neither Mr. Levitt, Mr. Berger nor Mr. Gross is obligated to present to us any specific business opportunity, including any potential initial business combination. Accordingly, our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

  The founders’ common stock and sponsors’ warrants are subject to transfer restrictions (and in the case of the sponsors’ warrants, restrictions on exercise) and will not be released from escrow until specified dates after consummation of our initial business combination. In addition, the sponsors’ warrants purchased by the sponsors and any warrants which our initial stockholders, sponsors, officers and directors may purchase in our initial public offering or in the aftermarket will expire worthless if an initial business combination is not consummated. Additionally, our initial stockholders, including our directors, will not receive liquidation distributions with respect to any of their founders’ common stock. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect an initial business combination with.

  Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to an initial business combination.

  Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC, have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for $10.0 million of our common stock, or $30.0 million in the aggregate, commencing on March 28, 2008 and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. If Hanover Overseas Limited, STC Investment Holdings LLC or Solar Capital, LLC purchase shares of common stock pursuant to those agreements or if our initial stockholders, sponsors, officers or directors purchase shares of common stock as part of our initial public offering or in the open market, they would be entitled to vote such shares as they choose on a proposal to approve an initial business combination. In connection with the Halcyon transaction, our initial stockholders have agreed to vote all shares acquired by them in the open market in favor of the business combination with Halcyon. In no event can our initial shareholders exercise conversion rights with respect to the proposed business combination with Halcyon or an alternative business combination and convert their shares into a portion of the trust account; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including the shares purchased pursuant to such limit orders, in the event we fail to complete an initial business combination.

     In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;

  the opportunity is within the corporation’s line of business; and

  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

     Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

     In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, we have entered into a business opportunity right of first review agreement with Hanover Group US, LLC, Mark D. Klein and Paul D.

Lapping, which provides that from the date of our final prospectus until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Hanover Group US, LLC, Messrs. Klein and Lapping (subject to any fiduciary obligations they may have), and companies or other entities which they manage or control, become aware in the alternative asset management sector or a related business with an enterprise value of $155 million or more. Our other directors, however, have not undertaken a similar obligation.

Mr. Levitt, our chairman, is, and will continue to be:

  chairman and chief investment officer of Stone Tower Capital LLC, an alternative asset management firm, which manages several investment funds through affiliates;

  chief executive officer of Stone Tower Equity Partners LLC, which manages related equity funds through affiliates; and

  co-chief executive officer and director of Everquest Financial Ltd., a company that holds interests in structured finance vehicles.

  Mr. Berger, a director, is, and will continue to be:

  senior managing director of Stone Tower Capital LLC; and

  managing director of Stone Tower Equity Partners LLC.

  Michael Gross, a director, is, and will continue to be:

  chief executive officer, chairman of the board of directors and managing member of Solar Capital, LLC, a newly organized finance company;

  chief executive officer, chairman of the board of directors and secretary of Marathon Acquisition Corp., a blank check company formed to acquire one or more operating businesses; and

  co-chairman of the investment committee of Magnetar Financial LLC and senior partner of Magnetar Capital Partners LP, the holding company of Magnetar Financial LLC.

     As a result of these affiliations, Messrs. Levitt, Berger and Gross may have preexisting fiduciary, contractual or other obligations to those entities that may cause them to have conflicts in presenting to us specific business opportunities that may be attractive to us. Because of these potential preexisting obligations, we have agreed that neither Mr. Levitt, Mr. Berger nor Mr. Gross will have an obligation to present to us any specific business opportunity.

     In connection with the vote required for our initial business combination, all of the initial stockholders, have agreed to vote the founders’ common stock in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the founders’ common stock. If they purchase shares of common stock as part of our initial public offering or in the open market, however, including pursuant to the limit orders discussed above, they would be entitled to vote such shares as they choose on a proposal to approve an initial business combination; however, in no event could they exercise conversion rights and convert their shares into a portion of the trust account.

     To further minimize potential conflicts of interest, we have agreed not to consummate an initial business combination with an entity which is affiliated with any of our officers, directors, sponsors or initial stockholders. Furthermore, in no event will any of our initial stockholders, sponsors, officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination.

Item 1A.    Risk Factors

     An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

     We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have entered into a definitive agreement for an initial business combination with Halcyon; however, we cannot assure you that we will be able to complete such business combination. If we expend all of the proceeds from our initial public offering not held in trust and interest income earned of up to $3.5 million (net of income and franchise taxes on such interest) on the balance of the trust account that may be released to us to fund our working capital requirements in seeking to complete an initial business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

     Pursuant to our amended and restated certificate of incorporation, we have 24 months from the date of our final prospectus, or until August 1, 2009, in which to complete an initial business combination. If we fail to consummate an initial business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Sixth of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, an initial business combination. We may not be able to complete our proposed business combination with Halcyon or find another suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we are forced to liquidate before an initial business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.

     If we are unable to complete an initial business combination within 24 months from the date of our final prospectus, or until August 1, 2009, and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.00 because of the expenses of our offering, our general and administrative expenses and the anticipated costs of seeking an initial business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

If we are unable to consummate an initial business combination, our public stockholders will be forced to wait the full 24 months before receiving liquidation distributions.

     We have 24 months from the date of our final prospectus, or until August 1, 2009, in which to complete an initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate an initial business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete an initial business combination. Accordingly, investors’ funds may be unavailable to them until such date.

You will not be entitled to protections normally afforded to investors of blank check companies.

     Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that was not identified at the time of our initial public offering, we are deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5.0 million and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate an initial business combination, it may be more difficult for us to do so.

     We have and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the type of businesses that we intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we have entered into a definitive agreement to effect an initial business combination and we further believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering in the event that our proposed business combination with Halcyon is not completed, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction and make us less attractive to a potential target business. In addition, our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Also, our obligation in certain instances to convert into cash shares of our common stock may reduce the resources available to us for a business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate for at least 24 months, we may be unable to complete an initial business combination.

     We believe that, until August 1, 2009, the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business, in the event that we do not consummate our proposed business combination. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

We may require stockholders who wish to convert their shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising conversion rights.

     We may require public stockholders who wish to convert their shares to tender their certificates to our transfer agent prior to the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.

A decline in interest rates could limit the amount available to fund the proposed business combination with Halcyon or our search for a target business or businesses if we are unable to complete the proposed business combination with Halcyon since we depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

     Of the net proceeds of our initial public offering, only $25,000 was available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to complete our initial business combination with Halcyon or to identify one or more alternative target businesses in the event the business combination with Halcyon is not consummated, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our initial stockholders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.72 per share.

     Our placing of funds in trust may not protect those funds from third party claims against us. Although we have and will continue to seek to have all vendors and service providers we engage and prospective target businesses with which we negotiate, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination.

     Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than $9.72 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute the proceeds held in trust to our public stockholders, Mark D. Klein and Paul D. Lapping have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Messrs. Klein and Lapping specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors or target businesses that would not be covered by the indemnity from Messrs. Klein and Lapping, such as stockholders and other claimants who are not parties in contract with us who file a claim for damages against us. The measures described above are the only actions we will take to ensure that the funds in the trust account are not depleted by claims against the trust. Because we will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, we believe the likelihood of Mark Klein and Paul Lapping having any such obligations is minimal. Based upon representations from Messrs. Klein and Lapping as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations to us, we believe they will be able to satisfy any indemnification obligations that may arise. However, in the event Messrs. Klein and Lapping have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $9.72, plus interest, due to such claims.

     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.72 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

     If we are unable to complete an initial business combination by 24 months from the date of our final prospectus, or August 1, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all vendors that we engage after the consummation of our initial public offering and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 24 months from the date of our final prospectus, or August 1, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to expire worthless.

     No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless, at the time such holder seeks to exercise such warrant, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current annual report relating to the common stock. Under the terms of the warrant agreement, we have agreed to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants became exercisable and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, we will have no obligation to settle the warrants for cash, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the shares of common stock included in the units.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

     No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of an initial business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

If the private placement was not conducted in compliance with applicable law, our sponsors may have the right to rescind their warrant purchases. Their rescission rights, if any, may require us to refund an aggregate of $4,625,000 to our sponsors, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our liquidation.

     Although we believe that we have conducted the private placement of our sponsors’ warrants in accordance with applicable law, there is a risk that the sponsors’ warrants should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although our sponsors have waived their rights, if any, to rescind their warrant purchases as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. If the sponsors bring a claim against us and successfully asserts rescission rights, we may be required to refund an aggregate of $4,625,000, plus interest, to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our offering, the amount available to our public stockholders upon our liquidation.

The investment management business is intensely competitive which may make it difficult for us to consummate an initial business combination or generate attractive returns.

     If we consummate the proposed business combination with Halcyon we will operate in the alternative asset management sector. In the event that we do not complete that transaction, we will continue to target businesses in the alternative asset management sector and related businesses. Alternative asset management portfolios are commonly referred to by such categories as hedge funds, private equity funds or real estate funds, among others. Over the past several years, the size and number of hedge funds and private equity funds has continued to increase. If this trend continues, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of alternative asset management businesses relative to investments in other investment products could decrease.

     To the extent we complete the proposed business combination with Halcyon or ultimately acquire a different business in the alternative asset management sector, we will compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. Additionally, many of these competitors may be attempting to acquire businesses in the alternative asset management sector, which could make it more difficult for us to consummate our initial business combination. After any such acquisition, a number of factors may serve to increase our competitive risks:

  investors may develop concerns that we will allow a business to grow to the detriment of its performance;

  other entities that participate in the alternative asset management sector will have greater capital and may have greater sector expertise than we do, which creates competitive disadvantages with respect to investment opportunities; and

  there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into the alternative asset management sector, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition.

     These and other factors could materially adversely affect any target business and our ability to successfully consummate an initial business combination.

The reputation of the alternative asset management industry could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the hedge fund industry in general.

     Potential regulatory action poses a significant risk to the alternative asset management industry, which is subject to extensive regulation in the United States and in other countries. If we acquire a target business in the alternative asset management industry, we may be subject to regulation by the SEC under the Securities Exchange Act of 1934 and possibly the Investment Advisers Act of 1940. It is also likely that our investing activities will be subject to regulation by various US state regulators and possibly by other Federal regulators, such as the Commodity Futures Trading Commission. To the extent we acquire a target business with international operations, our investment activities around the globe will be subject to a variety of regulatory regimes that vary country by country.

     Each of the regulatory bodies with jurisdiction over the alternative asset management industry has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage among other things. Any liquid hedge fund businesses and hybrid hedge fund business in which we may engage would be involved regularly in trading activities which implicate a broad number of US and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation.

     Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions as well as criminal penalties and civil liability. The regulations to which we may be subject are designed primarily to protect asset management clients and investors in funds and to ensure the integrity of the financial markets. Even if a sanction imposed against us or our personnel by a regulator is for a small monetary amount, the adverse publicity related to such sanction against us by regulators could harm our reputation and impede our ability to raise additional capital.

     As a result of recent highly-publicized financial scandals, investors have exhibited concerns over the integrity of the US financial markets, and the regulatory environment surrounding the alternative asset management industry is subject to further regulation. In recent years, there has been debate in both the US and foreign governments about new rules or regulations to be applicable to hedge funds or other alternative investment products. We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other US or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers. Any such changes could increase our costs of doing business or materially adversely affect our profitability.

Members of the United States Congress are reviewing the tax laws applicable to investment partnerships, including the taxation of “carried interest,” and these laws could be changed in a manner that materially impacts the alternative asset management sector.

     Some members of the United States Congress are considering legislative proposals to treat all or part of the income, including capital gain and dividend income, recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., “carried interest”) as ordinary income to such partner for U.S. federal income tax purposes. Depending on the specific provisions, the enactment of any such legislation could materially increase taxes payable by equity holders of certain alternative asset management businesses and/or materially increase the tax liability of alternative asset management businesses and thus reduce the value of their outstanding equity. In the event that we acquire a business in the alternative asset management sector, any such change in the U.S. Federal tax laws may have a material adverse effect on our profitability by increasing our tax liabilities or by increasing the amount of taxes payable by our stockholders either of which could adversely affect the value of our common stock.

Your only opportunity to evaluate and affect the investment decision regarding a potential initial business combination will be limited to voting for or against the initial business combination submitted to our stockholders for approval.

     Your only opportunity to evaluate and affect the investment decision regarding a potential initial business combination will be limited to voting for or against the initial business combination submitted to our stockholders for approval. In addition, a proposal that you vote against could still be approved if a sufficient number of public stockholders vote for the proposed initial business combination. Alternatively, a proposal that you vote for could still be rejected if a sufficient number of public stockholders vote against the proposed initial business combination.

We may issue shares of our capital stock or debt securities in connection with the proposed business combination with Halcyon or in an alternative transaction if the proposed business combination with Halcyon is not completed. Issuance of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

     Our amended and restated certificate of incorporation, which was in effect at the time of consummation of our offering, authorized the issuance of up to 120,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after the offering and the purchase of the sponsors’ warrants, there were 22,225,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the sponsors’ warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We have agreed to issue a substantial number of additional shares of our common and preferred stock in connection with the proposed business combination with Halcyon, subject to certain vesting requirements. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

  may significantly reduce your equity interest in the Company;

  may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

  may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

  may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of our company; and

  may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

  default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of your investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

     It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. In addition, pursuant to the Purchase Agreement we will be obligated to reimburse Halcyon for certain expenses in the event the business combination is not completed due to certain circumstances and we consummate a separate business combination. Furthermore, even though we have entered into the Purchase Agreement, we may fail to consummate this initial business combination for any number of reasons including those beyond our control such as that 30% or more of our public stockholders vote against the initial business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the initial business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect an initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination.

     Our ability to successfully effect an initial business combination is dependent upon the efforts of our key personnel, including Michael Levitt, Mark Klein, Paul Lapping, Michael Gross and Jonathan Berger. We believe that our success depends on the continued service of Messrs. Levitt, Klein, Lapping, Gross and Berger, at least until we have consummated an initial business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. In addition, Messrs. Levitt, Klein, Lapping, Gross and Berger are not required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential initial business combinations and monitoring the related due diligence. Neither Mr. Levitt, Mr. Berger nor Mr. Gross is obligated to present to us any potential initial business combination. We do not have employment agreements with, or key-man insurance on the lives of, any of these individuals. The unexpected loss of the services of any of these individuals could have a detrimental effect on us.

     The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following an initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after an initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

     Our key personnel will be able to remain with the company after the consummation of an initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of an initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

     Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $3.5 million that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations for 24 months and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers or directors could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate an initial business combination.

     Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of an initial business combination. All of our executive officers and certain directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate an initial business combination. We cannot assure you that these conflicts will be resolved in our favor. See “Business — Conflicts of Interest.”

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

     Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. As of the date of this annual report, Mr. Levitt, our chairman, is affiliated with Stone Tower Capital LLC, Stone Tower Equity Partners LLC and Everquest Financial Ltd., Mr. Berger, a director, is affiliated with Stone Tower Capital LLC and Stone Tower Equity Partners LLC and Mr. Gross, a director, is affiliated with Solar Capital, LLC, Marathon Acquisition Corp., Magnetar Capital Partners LP and Magnetar Financial LLC. See “Management — Conflicts of Interest.” Furthermore, each of our principals may become involved with subsequent blank check companies similar to our company. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe contractual or other fiduciary duties. Accordingly, they may have fiduciary obligations and other conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

     We have entered into a business opportunity right of first review agreement with Hanover Group US, LLC, Mark D. Klein and Paul D. Lapping, which provides that we will have a right of first review with respect to business combination opportunities of Hanover Group US, LLC and Messrs. Klein and Lapping, and companies or other entities which they manage or control, in the alternative asset management sector or a related business with an enterprise value of $155 million or more. Other than Mr. Klein, our directors have not entered into a similar right of first review agreement, and due to potential conflicts of interest we have agreed that neither Mr. Levitt, Mr. Berger nor Mr. Gross is obligated to present to us any specific business opportunity, including any potential initial business combination. See “Business — Conflicts of Interest.”

Certain of our directors and entities affiliated with certain of our directors and executive officers, own shares of our common stock issued prior to the offering and some of them own warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

     Certain of our directors and entities affiliated with certain of our directors and executive officers, own shares of our common stock that were issued prior to our initial public offering in consideration for an aggregate purchase price of $25,000. Such purchasers have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate an initial business combination. Additionally, STC Investment Holdings LLC, Hanover Overseas Limited, Solar Capital, LLC, Jakal Investments LLC, Mark Klein and Steven Shenfeld purchased 1,423,000, 1,067,250, 712,000, 712,000, 355,750 and 355,000 sponsors’ warrants, respectively, each at a purchase price of $1.00 per warrant, upon consummation of our initial public offering. Accordingly, the founders’ common stock as well as the sponsors’ warrants will be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination.

     Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

     Our securities are listed on the American Stock Exchange, a national securities exchange. Although we expect to continue to meet the minimum initial listing standards set forth in Section 101(c) of the American Stock Exchange Company Guide, which only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

     If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

  a limited availability of market quotations for our securities;

  a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

  a limited amount of news and analyst coverage for our company; and

  a decreased ability to issue additional securities or obtain additional financing in the future.

It is likely that we will only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

     Our initial business combination must be with a target business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition, although this may entail the simultaneous acquisitions of several businesses or assets at the same time. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

  solely dependent upon the performance of a single business, or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

     This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination. We have entered into a definitive agreement for a business combination with Halcyon and may not pursue additional business combinations while the Purchase Agreement is in effect. If we consummate the business combination with Halcyon we will be dependent on the Halcyon business following the closing.

     Alternatively, if we determine to simultaneously acquire several businesses or assets, which are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations. We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us including the lack of available information about these companies.

     In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies, such as Halcyon. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

     When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. We have not taken any steps to secure third party financing. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

     Although we believe that the net proceeds from our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us, will be sufficient to allow us to consummate an initial business combination, we may not be able to meet the capital requirements for the proposed business combination with Halcyon or another transaction if the proposed business combination with Halcyon is not completed. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after an initial business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

     Upon the consummation of our initial public offering and the exercise of the underwriters’ over-allotment option, our initial stockholders (including all of our officers and directors) collectively owned approximately 20% of our issued and outstanding shares of common stock. None of our initial stockholders purchased units in our offering. In addition, Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC, have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate, commencing on March 28, 2008 and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. Assuming that these limit orders are completed in full at a purchase price equal to $9.76 per share, as set forth in the Form 8-K announcing the execution of a definitive agreement, and that no other shares of our common stock are purchased by our officers or directors or entities affiliated with our officers and directors prior to such time, our officers and directors and entities affiliated with our officers and directors will hold approximately 26% of our issued and outstanding shares of common stock prior to the stockholder vote relating to an initial business combination. Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected at each annual general meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of an initial business combination, in which case all of the current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of an initial business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

     We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current annual report relating to them is available. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect an initial business combination.

     We have issued warrants to purchase 41,400,000 shares of common stock as part of the units sold in our initial public offering (including 5,400,000 units pursuant to the underwriters’ over-allotment option) and the sponsors’ warrants to purchase 4,625,000 shares of common stock (an aggregate of 46,025,000 warrants). To the extent we issue shares of common stock to effect an initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the initial business combination. Accordingly, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders, our sponsors, their permitted transferees or the Halcyon equity holders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

     The initial stockholders or their permitted transferees are entitled to demand that we register the resale of the founders’ common stock at any time generally commencing nine months after the consummation of our initial business combination. Additionally, Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC are entitled to demand that we register the resale of the shares of common stock they purchase under Rule 10b5-1 during the Buyback Period at any time generally commencing nine months after the consummation of our initial business combination. Our sponsors or their permitted transferees are entitled to demand that we register the resale of their sponsors’ warrants and underlying shares of common stock at any time after we consummate an initial business combination. If we complete the business combination with Halcyon, we will enter into an agreement at closing to register, under certain circumstances, shares of our common stock which may be issued upon exchange of Class B interests of Halcyon after the business combination. We will bear the cost of registering these securities. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into an initial business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

If our proposed business combination with Halcyon is not completed, we may effect an initial business combination with a company located outside of the United States, which would subject us to a variety of additional risks that may negatively impact our operations.

     If our proposed business combination is not completed, we may effect an initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

  rules and regulations or currency conversion or corporate withholding taxes on individuals;

  tariffs and trade barriers;

  regulations related to customs and import/export matters;

  longer payment cycles;

  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

  currency fluctuations and exchange controls;

  challenges in collecting accounts receivable;

  cultural and language differences;

  employment regulations;

  crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

  deterioration of political relations with the United States.

     We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If our proposed business combination with Halcyon is not completed, we may effect an initial business combination with a company located outside of the United States, therefore, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

     If our proposed business combination with Halcyon is not completed and we effect an initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

     A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

     If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

     If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

  restrictions on the nature of our investments; and

  restrictions on the issuance of securities.

In addition, we may have imposed upon us certain other burdensome requirements, including:

  registration as an investment company;

  adoption of a specific form of corporate structure; and

  reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete an initial business combination with some prospective target businesses.

     We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.    Unresolved Staff Comments

     Not applicable

Item 2.    Properties

     We currently list our executive offices at 590 Madison Avenue, 35th Floor, New York, New York 10022. Hanover Group US LLC, an affiliate of one of our officers and directors, is providing certain general and administrative services at that location to us at a fee of $10,000 per month. We believe, based on fees for similar services in the New York metropolitan area that the fee charged by Hanover Group US LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider their services adequate for our current operations.

Item 3.    Legal Proceedings

     There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Item 4.    Submission of Matters to a Vote of Security Holders.

     Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

     Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “AMV.U.” On August 13, 2007, the warrants and common stock included in our units began to trade separately on the American Stock Exchange under the symbols “AMV.WS” and “AMV,” respectively.

     Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50. Each warrant will become exercisable on the later of our completion of a business combination or November 1, 2008 and will expire on July 31, 2012, or earlier upon redemption.

     The following table sets forth, for a portion of the third quarter of the year ended December 31, 2007 and the fourth quarter of the year ended December 31, 2007, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to August 2, 2007, there was no established trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants

	High	Low	High	Low	High	Low

Third Quarter of Year Ended September 30, 2007
(from August 2, 2007)	$10.10	$9.70	$9.20	$8.82	$ .94	$.82

Fourth Quarter of Year Ended December 31, 2007	$10.60	$9.83	$9.39	$8.75	$1.30	$.90

Use of Proceeds from our Initial Public Offering

     On August 7, 2007, we consummated our initial public offering of 41,400,000 units, which includes 5,400,000 units pursuant to the underwriters’ over-allotment option. The securities sold in the our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-141593). The SEC declared the registration statement effective on August 1, 2007. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $414,000,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. Each warrant will become exercisable on the later of our completion of a business combination or November 1, 2008 and will expire on July 31, 2012, or earlier upon redemption.

     In connection with our offering, we incurred a total of $15,525,000 in underwriting discounts and $914,623 for costs and expenses related to the offering. The underwriters have agreed to defer an additional $13,455,000 of the underwriting discount (equal to 3.25% of the gross proceeds of the offering). These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $402,425,000 in the trust account.

Holders of Common Equity

     On March 28, 2008, there were approximately one holder of record of our units, approximately seven holders of record of our warrants and approximately ten holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

     On July 5, 2007, we declared a stock dividend payable to all stockholders of record in the amount of .226667 shares per common share owned. We declared another stock dividend payable to all shareholders of record on July 27, 2007 in the amount of .5 shares per common share owned. On August 1, 2007, we declared a third dividend payable to all stockholders of record in the amount of .2 shares per common share owned. With the exception of these dividends, we have not paid any dividends on our common stock to date, and we have not and do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payments of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations, and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Repurchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Performance Graph

     The graph below compares the cumulative total return of our common stock from August 1, 2007, the date that our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Cumulative Total Return

115%
110
105
100
95
90
85
Cumulative Total Return (%)
Aug-07
Sep-07
Oct-07
Nov-07
Dec-07
AAMAC
DJIA
S&P 500

Item 6.    Select Financial Data

     The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and the notes and schedules thereto, which are included in this annual report on Form 10-K.

For the Period from January 26, 2007 through December 31, 2007

Income Statement Data:

Loss from operations	$ (396,806)
Interest and dividend income	$ 7,013,963
Net income attributable to common stockholders	$ 3,554,972
Basic and diluted net income per share	$ .15
Weighted average shares outstanding	23,343,983

Balance Sheet Data:	December 31, 2007

Working capital	$ 2,973,973
Total assets	$408,191,806
Total liabilities	$ 2,269,438
Value of common stock subject to conversion to cash ($9.73 per share)	$120,884,509
Stockholders’ equity	$285,037,859

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Overview

     We were formed under the laws of the State of Delaware on January 26, 2007 to acquire through a merger, capital stock exchange, asset acquisition, reorganization or other similar business combination with one or more business or assets in the alternative asset management sector or a related business. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination. On February 22, 2007 the company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

     On August 7, 2007, we completed our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option, at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,625,000 sponsors’ warrants to certain existing shareholders pursuant to a sponsors’ warrant purchase agreement dated July 6, 2007 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,625,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $414,000,000. After the payment of offering expenses, the net proceeds to us amounted to $397,560,377. Each unit consists of one share of our common stock, $.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of an initial business combination or fifteen months from the effective date of the initial public offering (November 1, 2008) and expiring five years from the effective date of the initial public offering (July 31, 2012). The warrants will be redeemable by us, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Results of Operations and Known Trends or Future Events

     For the period from January 26, 2007 (inception) to December 31, 2007, we had net income of $3,711,991. Our income was all derived from interest and dividends on the net proceeds of our initial public offering. We incurred $396,806 in formation and operating costs during the period from January 26, 2007 (inception) to December 31, 2007. Approximately $150,000 of those costs consisted of legal and accounting, $51,000 for director and officer insurance, $50,000 for administrative services, $71,000 for taxes and the balance of $75,000 for other miscellaneous expenses.

     All activity from January 26, 2007 (inception) through August 7, 2007 relates to our formation and our initial public offering described above. Since August 8, 2007, we have been searching for a target company to acquire. On March 12, 2008 we entered into a definitive agreement to enter into an initial business combination. We believe that we have sufficient funds available to complete our efforts to affect an initial business combination with an operating business within the required 24 months from the date of our final prospectus.

Off-Balance Sheet Arrangements

     We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

     We have not entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

     We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Liquidity and Capital Resources

     As of December 31, 2007, we had cash of $407,497,724 of which $406,350,139 was held in a trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock and the subsequent loan made by a stockholder. As of December 31, 2007, we had repaid this loan. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. The funds placed in trust have been earning interest at a rate of approximately 3.3%.

     We will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

     We expect our primary liquidity requirements to include approximately $800,000 for expenses for the due diligence and investigation of a target business or businesses; an aggregate of $240,000 for office space, administrative services and support payable to Hanover Group US LLC, representing $10,000 per month for up to 24 months; $120,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $2,365,000 for general working capital that will be used for miscellaneous expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

     As of December 31, 2007, we have made withdrawals of the interest and dividends earned on the funds held in our trust account in the amount of $1,676,892. Corporation income tax estimates in the amount of $1,299,000 were paid from these funds. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $3,500,000 of the earnings (plus additional monies needed to pay income and franchise tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total earnings. Consequently, as of December 31, 2007, there was $3,401,744 of interest earned which has not yet been distributed to our operating account but is available to be used for working capital $1,724,852 and for income taxes $1,676,892. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

Related Party Transactions

     As of August 1, 2007, Mark Klein had advanced to us an aggregate of $175,000 to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of February 25, 2008 or the consummation of our initial public offering. We repaid this loan on August 13, 2007 from the proceeds of our initial public offering not being placed in trust.

     We are obligated, such obligation having commenced on August 1, 2008, to pay Hanover Group US LLC, an entity affiliated with Mark Klein, a monthly fee of $10,000 for office space and general and administrative services until the consummation of an initial business combination or our liquidation.

     STC Investment Holdings LLC, Hanover Overseas Limited, Solar Capital, LLC, Jakal Investments LLC, Mark Klein and Steven Shenfeld purchased 1,423,000, 1,067,250, 712,000, 712,000, 355,750 and 355,000 sponsors’ warrants, respectively, at $1.00 per warrant (for a total purchase price of $4.625 million) from us on a private placement basis which took place on August 7, 2008, simultaneously with the consummation of our initial public offering.

     In addition, Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC, have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate, commencing on March 28, 2008 and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. These limit orders will require the stockholders to purchase any of our shares of common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in our trust account as reported in such Form 8-K, which was $9.76, until the earlier of the expiration of the buyback period or until such purchases reach $30.0 million in total. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and these stockholders. It is intended that such purchases will comply with Rule 10b-18 under the Exchange Act and the broker’s purchase obligation is otherwise subject to applicable law. Pursuant to the Voting and Support Agreement entered into in connection with the Purchase Agreement, our initial stockholders have agreed to vote all shares acquired by them in the open market, including pursuant to the Rule 10b5-1 plans described above in favor of the business combination with Halcyon. As a result, Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of our initial business combination. However, these stockholders will not be permitted to exercise conversion rights in the event they vote against an alternative initial business combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including the shares purchased pursuant to such limit order agreements, in the event we fail to complete an initial business combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these limit order agreements until one year after we have completed an initial business combination.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2007, our efforts were limited to organizational activities, activities relating to our initial public offering and activities involving searching for an acquisition target, we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering.

     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $402.4 million of the net offering proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account at Citigroup Global Markets Inc., with the Continental Stock Transfer & Trust Company as trustee. As of December 31, 2007, the balance of the trust account was $406,350,139. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of December 31, 2007, the effective annualized interest rate payable on our investment was approximately 3.30%. Assuming no other changes to our holdings as of December 31, 2007, a 1% decrease in the underlying interest rate payable on our investment as of December 31, 2007 would result in a decrease of approximately $1.0 million in the interest earned on our investment for the following 90-day period. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-marked instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 8.    Financial Statements and Supplementary Data

     This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.    Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of the end of the period covering the report.

Management’s Report on Internal Control Over Financial Reporting

     This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

     During the 3rd quarter, we hired KGS LLP to act as our internal accounting and financial reporting department. KGS LLP is registered with the PCAOB. The firm reports to our chief executive officer and chief financial officer who review the information and reports submitted. We believe that the use of KGS LLP as our accounting and financial reporting department complies with the policies and procedures mentioned above.

     Other than the hiring of KGS LLP, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting during the most recently completed fiscal quarter.

Item 9B.    Other Information

     Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Officers

     Our current directors and executive officers are as follows:

Name	Age	Position

Michael J. Levitt	49	Chairman of the Board
Mark D. Klein	46	Chief Executive Officer, President and Director
Paul D. Lapping	45	Chief Financial Officer, Treasurer and Secretary
Jonathan I. Berger	38	Director
Michael S. Gross	46	Director
David C. Hawkins	43	Director
Frederick G. Kraegel	59	Director
Bradford R. Peck	45	Director
Steven A. Shenfeld	48	Director

     Michael J. Levitt has been Chairman since March 2007. In 2001, Mr. Levitt founded Stone Tower Capital LLC, an alternative investment firm focused on credit and credit-related assets. At December 31, 2007, Stone Tower managed, through its affiliates, approximately $15 billion in leveraged finance-related assets across several structured finance and hedge fund vehicles. Mr. Levitt also serves as Chief Executive Officer of Stone Tower Equity Partners LLC and Co-Chief Executive Officer and Director of Everquest Financial Ltd. Mr. Levitt has spent his entire 25-year career managing or advising non-investment grade businesses and investing in non-investment grade assets. Previously, Mr. Levitt served as the managing partner of the New York office of Hicks, Muse, Tate & Furst Incorporated. Prior thereto, Mr. Levitt served as the co-head of the investment banking division of Smith Barney Inc. Mr. Levitt has a B.B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

     Mark D. Klein has been Chief Executive Officer, President and a Director since February 2007. Mr. Klein is presently the Chief Executive Officer of Hanover Group US LLC, a newly formed indirect US subsidiary of the Hanover Group, which is one of the largest privately held finance companies in New Zealand. Mr. Klein is also a registered representative at Ladenburg Thalmann & Co. Inc., a Managing Member of the LTAM Titan Fund, a fund of funds hedge fund and is one of the principals of The Aldebaran Fund, LLC, a private fund investing in special purpose acquisition companies. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co., Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co., Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005 Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece, the largest financial institution in Greece. Prior to joining NBGI, Mr. Klein was President, Founder of Newbrook Capital Management, and Founder and Managing Member of Independence Holdings Partners, LLC, a private equity fund of funds company and Founder and General Partner of Intrinsic Edge Partners, a long/short equity hedge fund. Prior to the formation of Newbrook Capital Management and Independence Holdings Partners, LLC, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Prior to his affiliation with PaineWebber and Smith Barney Shearson, Mr. Klein managed investment accounts at Prudential Securities and managed firm capital at MKI Securities. Before entering the securities industry, Mr. Klein worked for two years at Arthur Young in its Entrepreneurial Services Group. Mr. Klein also serves as a member of the board of directors of American Apparel, Inc. (AMEX:APP). Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration degree with high distinction from Emory University.

     Paul D. Lapping has been Chief Financial Officer, Treasurer and Secretary since February 2007. Mr. Lapping is also a Managing Director of Hanover Group US LLC. From August 2003 to June 2006, Mr. Lapping served as the president of Lapping Investments, LLC, a personal investment fund targeting lower middle market leveraged buyouts. From April 2000 to November 2003, Mr. Lapping was a general partner of Minotaur Partners II, L.P., a private investment partnership Mr. Lapping formed to invest equity in small and middle-market marketing driven companies with an emphasis on emerging technologies. From December 1995 to January 2002, Mr. Lapping was a general partner of Merchant Partners, LP, a private investment partnership focused on direct marketing, business and consumer services. Prior to joining Merchant Partners, Mr. Lapping served in various corporate development roles with Montgomery Ward Holding Corp., a retail, catalog, direct marketing and home shopping company, and Farley Industries, Inc., a management company providing services to Farley Inc., a private investment fund holding company, and its related entities including Fruit of the Loom, Inc., Farley Metals, Inc., Acme Boot Company and West Point-Pepperell, Inc. Mr. Lapping also served in various positions with Golder, Thoma and Cressey, a private equity firm, and with the merger and acquisition group of Salomon Brothers Inc. Mr. Lapping received a Bachelor of Science from the University of Illinois and a Masters of Management Degree from the Kellogg School of Business at Northwestern University.

     Jonathan I. Berger has been a Director since March 2007. Mr. Berger is currently a Senior Managing Director of Stone Tower Capital LLC. He also serves as a Managing Director of Stone Tower Equity Partners LLC. Mr. Berger has over 16 years of experience in the private and public debt and equity markets, primarily as an investor managing capital for institutions such as pension funds, endowments, foundations, banks, fund of funds and large family offices. From 1997 to 2006, Mr. Berger played a leading role at Pegasus Capital Advisors, LP (“Pegasus”) as a co-founder and partner. Pegasus is a private equity firm that focuses on special situation investments in middle-market businesses. Prior to Pegasus, Mr. Berger was a Vice President in the High Yield and Distressed Securities Group at UBS Securities LLC (“UBS”). At UBS, he was involved in investing in distressed and high yield securities and had additional responsibilities in high yield financings, transaction opportunity creation and structure negotiations. Prior to UBS, Mr. Berger was a principal at Rosecliff, Inc., a private equity fund focused on buyouts of middle market companies. Previously, Mr. Berger worked in the Leveraged Finance Group of Salomon Brothers Inc. and at Nantucket Holding Company, a merchant banking group focused on investing in financial and operational turnaround situations. Mr. Berger graduated from the University of Pennsylvania’s Wharton School of Business in 1991 with a Bachelor of Science in Economics with a Concentration in Finance.

     Michael S. Gross has been a Director since March 2007. Since July 2006, Mr. Gross has been co-chairman of the investment committee of Magnetar Financial LLC and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business. Since February 2007, Mr. Gross has served as the chief executive officer, chairman of the board of directors and managing member of Solar Capital, LLC. Since June 2006, Mr. Gross has served as the chief executive officer, chairman of the board of directors and secretary of Marathon Acquisition Corp., a blank check company formed to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination. Between February 2004 and February 2006, Mr. Gross was the president and chief executive officer of Apollo Investment Corporation, a publicly traded business development company that he founded and on whose board of directors and investment committee he served as chairman from February 2004 to July 2006, and was the managing partner of Apollo Investment Management, LP, the investment adviser to Apollo Investment Corporation. From 1990 to February 2006, Mr. Gross was a senior partner at Apollo Management, LP, a leading private equity firm which he founded in 1990 with five other persons. In addition, from 2003 to February 2006, Mr. Gross was the managing partner of Apollo Distressed Investment Fund, an investment fund he founded to invest principally in non-control oriented distressed debt and other investment securities of leveraged companies. Mr. Gross currently serves on the boards of directors of Saks, Inc., Jarden and United Rentals, Inc. Mr. Gross is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration degree from the University of Michigan in 1983.

     David C. Hawkins has been a Director since March 2007. In 2001 Mr. Hawkins co-founded Investoraccess Ltd., a specialist media business focused on developing a range of publications and other media covering the private equity, venture capital and real estate industries. Mr. Hawkins also acts as the publisher of Private Equity International, a monthly magazine focused on private equity and venture capital launched in December 2001 and owned by Investoraccess Ltd. Investoraccess Ltd. also owns PrivateEquityOnline.com, a website dedicated to private equity and venture capital. In May 2007, Investoraccess Ltd. was subject to a secondary buyout and became part of PEI Media Group with Mr. Hawkins being appointed Managing Director. From 1985 to 1996 Mr. Hawkins worked at financial media group Euromoney PLC, where he was promoted to Managing Editor of the Books Division in 1991. Mr. Hawkins received an MA (First Class) in English Literature from Oxford University in 1985.

     Frederick G. Kraegel has been a Director since June 2007. Mr. Kraegel has extensive experience in evaluating businesses and in working with companies with complex financial issues. He has been a Senior Consultant with Bridge Associates LLC since February 2003 and in such capacity has served in a number of roles including as financial advisor to the Chapter 7 Trustee of Refco, LLC. Mr. Kraegel was an independent consultant from July 2002 to February 2003. From July 2001 to July 2002 Mr. Kraegel was Executive Vice President, Chief Administrative Officer and Director of AMF Bowling Worldwide, Inc. where he was hired to provide direction for the Chapter 11 process and financial, information technology and real estate functions. Mr. Kraegel was President and Director of Acme Markets of Virginia, Inc. from 2000 to 2001 and led the effort in which the retail operations of the 32-store chain were sold. In 1998, he was hired as Senior Vice President and Chief Financial Officer of Factory Card Outlet Corp., a public company, to direct the financial restructuring of the company including the filing a Chapter 11 proceeding in 1999; Mr. Kraegel left the company in 2000 prior to its emergence from bankruptcy in 2002. Mr. Kraegel was a partner at Peat, Marwick, Mitchell & Co. (now KPMG LLP) and is a CPA. Mr. Kraegel graduated from Valparaiso University in 1970 with a Bachelor of Science in Business Administration with a concentration in Accounting. Mr. Kraegel serves on the boards of Concordia Plan Services, Inc. and Valparaiso University.

     Bradford R. Peck has been a Director since March 2007. Mr. Peck is the founding principal of Taurus Asset Management, LLC, which was established in March 2004. Mr. Peck is currently the managing Principal and Senior Portfolio Manager of Taurus Asset Management, LLC, which is engaged in providing investment advisory and management services to various sophisticated clients, including high net worth individuals, pension and profit sharing plans, charitable organizations and other business entities. Mr. Peck is also one of the principals of The Aldebaran Fund, LLC, a private fund investing in special purpose acquistion companies. Prior to founding Taurus Asset Management, LLC, Mr. Peck was a Managing Director of Neuberger Berman LLC from 1999 to 2004, a Portfolio Manager of Neuberger Berman from 1997-2004, a General Partner of Weiss Peck and Greer from 1995 to 1997, a Portfolio Manager of Weiss Peck & Greer from 1987 to 1997, a Manager, Financial Analysis in the Treasury Department of the Great Atlantic &Pacific Tea company from 1986 to 1987, and an investment associate at Equitable Life Insurance Society from 1984 to 1985. Mr. Peck is a graduate of the Wharton School, University of Pennsylvania, with a Bachelor of Science degree in economics. Mr. Peck serves on the board of the Jewish Board of Family and Children’s Services.

     Steven A. Shenfeld has been a Director since March 2007. Mr. Shenfeld has worked on Wall Street since 1983 in various executive capacities for firms including Salomon Brothers, Donaldson Lufkin Jenrette, Bankers Trust and Robertson Stephens. Mr. Shenfeld is currently a Senior Managing Director and General Partner of M.D. Sass Macquarie Financial Strategies LP; a $273mm private equity fund focused on the investment management sector. Previously he was a General Partner of Avenue Capital Group, a multi billion dollar hedge fund focused on distressed debt and special situations from 1999 to 2001. From 1994 through 1999 he held executive positions at Bank Boston Robertson Stephens including serving on the Management Committee and heading the High Yield business. From 1991 to 1994 he was the Head of Global Finance Sales & Trading at Bankers Trust. Mr. Shenfeld is a Founder and Board Member of Finacity, a receivables based finance company that is collectively owned by Kleiner Perkins, Texas Pacific Group, Allianz, Bank of America, ABN Amro, and Avenue Capital. Mr. Shenfeld obtained a MBA in Finance from University of Michigan in 1983 and a BA in Economics from Tufts University in 1981.

Number and Terms of Office of Directors

     Our board of directors is divided into three classes with only one class of directors being elected at each annual meeting of stockholders and each class serving a three-year term. The term of office of the first class of directors, consisting of Bradford Peck, David Hawkins and Frederick Kraegel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jonathan Berger and Steven Shenfeld, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Michael Gross, Mark Klein, and Michael Levitt, will expire at the third annual meeting of stockholders.

     These individuals will play a key role in identifying and evaluating prospective acquisition candidates and selecting the target business in the event that our proposed business combination is not completed, and structuring, negotiating and consummating our initial business combination. Collectively, through their positions described above, our directors have extensive experience in the alternative asset management and private equity businesses.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us and on the written representations of the reporting persons, we believe that no director, executive officer or greater than 10% stockholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2007, except that a Form 3 for Mark Klein was filed late.

Executive Officer and Director Compensation

     None of our executive officers or directors has received any cash compensation for services rendered. Commencing on August 1, 2007 through the earlier of our consummation of our initial business combination or our liquidation, we have and will continue to pay Hanover Group US LLC, an entity affiliated with Mark Klein, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement was agreed to by Hanover Group US LLC for our benefit and is not intended to provide Mark Klein or Paul Lapping compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. No other director has a relationship with or interest in Hanover Group US LLC. Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $3.5 million on the balance in the trust account, such out-of-pocket expenses will not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not intend to take any action to ensure that the members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Director Independence

     The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

     Our board of directors has determined that each of Messrs. Berger, Hawkins, Kraegel, Levitt and Shenfeld are independent directors as such term is defined under the rules of the American Stock Exchange and that Messrs, Hawkins, Kraegel and Shenfeld are independent directors as such term is defined under Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

     We will not enter into our initial business combination with an entity which is affiliated with any of our officers, directors, sponsors or initial stockholders.

Audit Committee

     We have established an audit committee of the board of directors, consisting of Messrs. Hawkins, Kraegel and Shenfeld, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

  reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

  discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

  discussing with management major risk assessment and risk management policies;

  monitoring the independence of the independent auditor;

  verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

  inquiring and discussing with management our compliance with applicable laws and regulations;

  pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

  appointing or replacing the independent auditor;

  determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

  establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

  monitoring compliance on a quarterly basis with the terms of this offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of this offering; and

  reviewing and approving all payments made to our initial stockholders, sponsors, officers or directors and their respective affiliates, other than a payment of an aggregate of $10,000 per month to Hanover Group US LLC, an indirect subsidiary of the Hanover Group, for office space, secretarial and administrative services. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

     The audit committee will at all times be composed exclusively of “independent directors” who, as required by the American Stock Exchange, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

     In addition, we must have certified to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Kraegel satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

     We have established a nominating committee of the board of directors, consisting of Messrs. Berger, Hawkins and Kraegel, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

     The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

  should have demonstrated notable or significant achievements in business, education or public service;

  should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

  should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

     The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Acquisition Committee

     We have established an acquisition committee of the board of directors, consisting of Michael Levitt, Mark Klein and Michael Gross. The acquisition committee is responsible for considering potential target businesses for our initial business combination. Pursuant to our amended and restated bylaws, our board of directors will not have authority to consider a potential initial business combination opportunity unless and until the acquisition committee has first unanimously recommended such initial business combination opportunity to the board of directors.

Code of Ethics and Committee Charters

     We have adopted a code of ethics that applies to our officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 590 Madison Avenue, 35th Floor, New York, New York 10022. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Item 11.    Executive Compensation

     None of our executive officers or directors has received any cash compensation for services rendered. Commencing on August 1, 2007 through the earlier of our consummation of our initial business combination or our liquidation, we have paid and will continue to pay Hanover Group US LLC, an entity affiliated with Mark Klein, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement is being agreed to by Hanover Group US LLC for our benefit and is not intended to provide Mark Klein or Paul Lapping compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. No other director has a relationship with or interest in Hanover Group US LLC. Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $3.5 million on the balance in the trust account, such out-of-pocket expenses will not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. T he existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

     None.

Compensation Discussion and Analysis

     We have not included a compensation discussion and analysis as members of our management team have not received any cash or other compensation for services rendered to us during the year ended December 31, 2007.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2008, and as adjusted to reflect the sale of our common stock included in the units offered by this prospectus, and assuming no purchase of units in this offering, by:

  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

  each of our officers and directors; and

  all our officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsors’ warrants, as these warrants are not exercisable within 60 days of the date hereof.

		Approximate Percentage of Outstanding Common Stock

	Amount and Nature of Beneficial Ownership

Name of Beneficial Owner(1)

Hanover Overseas Limited(2)	2,910,938	5.6%
STC Investment Holdings, LLC(3)	3,881,250	7.5%
Jakal Investments, LLC(4)	983,250	1.9%
Michael J. Levitt(5)	3,881,250	7.5%
Mark D. Klein	970,312	1.9%
Jonathan I. Berger (6)	3,881,250	7.5%
Michael S. Gross (7)	1,293,750	2.5%
David C. Hawkins	51,750	0.1%
Frederick G. Kraegel	51,750	0.1%
Paul D. Lapping(8)	983,250	1.9%
Bradford R. Peck	51,750	0.1%
Steven A. Shenfeld	155,250	0.3%
Fir Tree, Inc. (9)	4,209,600	8.1%
HBK Investments L.P.(10)	5,111,734	9.9%
Millenco LLC(11)	2,779,929	5.4%
QVT Financial LP(12)	2,702,252	5.2%

All directors and executive officers as a group
(nine individuals).	7,439,062	14.4%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Alternative Asset Management Acquisition Corp., 590 Madison Avenue, 35th Floor, New York, New York, 10022.

(2)

Hanover Overseas Limited’s business address is Level 23, Vero Centro, 48 Shortland Street, Auckland, New Zealand. Hanover Overseas Limited is a wholly owned subsidiary of Hanover group Holdings ltd. Voting and investment control with respect to Hanover Group Holding Ltd. ultimately resides with the owners of the Hanover Group, Mark Hotchin and Eric Watson.

(3)

The business address of STC Investment Holdings LLC is 152 West 57th Street, New York, New York, 10019. Stone Tower Operating LP is the managing member of STC Investment Holdings LLC. Stone Tower Operating is ultimately controlled by Michael J. Levitt through Stone Tower Operating LLC.

(4)	The business address of Jakal Investments, LLC is 1521 Voltz Road, Northbrook, Illinois, 60062.

(5)

Mr. Levitt is the Chairman and Chief Investment Officer of Stone Tower Capital LLC and may be considered to have beneficial ownership of STC Investment Holdings LLC’s interests in us. Mr. Levitt disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. Mr. Levitt’s business address is c/o Stone Tower Capital LLC, 152 West 57th Street, New York, New York 10019.

(6)

Mr. Berger is a Senior Managing Director of Stone Tower Capital LLC and may be considered to have beneficial ownership of STC Investment Holdings LLC’s interests in us. Mr. Berger disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. Mr. Berger’s business address is c/o Stone Tower Capital LLC, 152 West 57th Street, New York, New York 10019.

(7)

Mr. Gross is the Chief Executive Officer, Chairman of the Board of Directors and managing member of Solar Capital, LLC and may be considered to have beneficial ownership of Solar Capital’s interests in us. Mr. Gross disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(8)

Mr. Lapping is the sole manager of Jakal Investments, LLC and may be considered to have beneficial ownership of Jackal Investment’s interests in us. Mr. Lapping disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(9)

Based on a Schedule 13G/A filed on February 14, 2008 with the SEC jointly by Fir Tree Value Master Fund, L.P. (“Fir Tree Value”), Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital Opportunity”) and Fir Tree, Inc. (“Fir Tree”). The Schedule 13G/A indicates that Fir Tree is the investment manager of both Fir Tree Value and Fir Tree Capital Opportunity. The Schedule 13G/A further indicates that Fir Tree Value and Fir Tree Capital Opportunity are the beneficial owners of 3,501,734 shares of common stock and 707,866 shares of common stock, respectively. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value and Fir Tree Capital Opportunity as a result of being the investment manager of Fir Tree Value and Fir Tree Capital Opportunity. Further, Fir Tree Value may direct the vote and disposition of 3,501,734 shares of common stock. Fir Tree Capital Opportunity may direct the vote and disposition of 707,866 shares of common stock. Fir Tree has been granted investment discretion over the common stock held by Fir Tree Value and Capital Opportunity. The business address for Fir Tree is 505 Fifth Avenue 23rd Floor, New York, New York 10017.

(10)

Based on a Schedule 13G/A filed on February 1, 2008 with the SEC jointly by HBK Investments L.P., HBK Services LLC (“Services”), HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P., (collectively, the “HBK Filers”). The Schedule 13G/A indicates that HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to Services. Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declare that the filing of the Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members (collectively, the “Members”) of HBK Management LLC. The Members expressly declare that the filing of the Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. The Schedule 13G/A further indicates that 5,111,734 of our shares of common stock were beneficially owned by the HBK Filers over which they share voting and dispositive power. The business address for the HBK Filers is 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(11)

Based on a Schedule 13G filed on February 14, 2008 with the SEC jointly by Millenco LLC (“Millenco”), Cognizant Holdings, Ltd.(“Cognizant Holdings”), Integrated Holding Group LP, (“Integrated Holding Group”), Millennium Management LLC (“Millennium Management”), Millennium International Management LP (“Millennium International Management”), Millennium International Management GP LLC, a Delaware limited liability company (“Millennium International Management GP”) and Israel A. Englander (“Mr. Englander”). The Schedule 13G indicates that as of February 14, 2008 Millenco held 2,675,932 shares of common stock, of which 6,300 shares are a constituent part of the Company's units, of which Millenco held 6,300, Cognizant Holdings held 103,997 shares of common stock, and Cognizant Holdings held 104,000 Warrants, which are currently not exercisable. Integrated Holding Group is the 100% shareholder of Cognizant Holdings, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Cognizant Holdings. The Schedule 13G further indicates that Integrated Holding Group is a non-managing member of Millenco. As a non- managing member, Integrated Holding Group has no investment or voting control over Millenco or its securities positions. Millennium Management is the manager of Millenco and the general partner of Integrated Holding Group and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco or deemed to be beneficially owned by Integrated Holding Group, as the case may be. Millennium International Management is the investment manager to Cognizant Holdings, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Cognizant Holdings. Millennium International Management GP is the general partner of Millennium International Management, and consequently may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium International Management. Mr. Englander is the managing member of Millennium Management and of Millennium International Management GP, and consequently may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management or Millennium International Management GP, as the case may be. The filing of the 13G should not be construed in and of itself as an admission by Millennium Management, Integrated Holding Group, Millennium International Management, Millennium International Management GP, or Mr. Englander as to beneficial ownership of the shares owned by Millenco or Cognizant Holdings, as the case may be. The business address for Mr. Englander is c/o Millennium Management LLC 666 Fifth Avenue, New York, New York 10103.

(12)

Based on a Schedule 13G filed on February 19, 2008 with the SEC jointly by QVT Financial LP (“QVT Financial”) and QVT Financial GP LLC. The Schedule 13G indicates that QVT Financial is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 2,223,267 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 238,157 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 240,828 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,702,252 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence and held in the Separate Account. The business address for QVT Financial and QVT Financial GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

     On February 25, 2007, we issued 10,350,000 shares of our common stock (after giving effect to our stock dividends of 0.226667 shares per share of outstanding common stock that occurred on July 5, 2007, 0.5 shares per share of outstanding common stock that occurred on July 27, 2007 and 0.2 shares per share of outstanding common stock that occurred on August 1, 2007 as discussed below) to Jakal Investments LLC, the family trust of Paul Lapping, for $25,000 in cash. This included an aggregate of 1,350,000 shares of common stock subject to forfeiture by our initial stockholders to the extent that the underwriters’ over-allotment option was not exercised in full so that our initial stockholders would collectively own 20% of our issued and outstanding shares after our initial public offering (assuming none of them purchased units in this offering). Subsequent to the purchase of these shares, Jakal Investments LLC transferred at cost an aggregate of 9,366,750 of these shares to (after giving effect to our stock dividends of 0.226667 shares per share of outstanding common stock that occurred on July 5, 2007, 0.5 shares per share of outstanding common stock that occurred on July 27, 2007 and 0.2 shares per share of outstanding common stock that occurred on August 1, 2007 as discussed below) Hanover Overseas Limited, STC Investment Holdings LLC, Solar Capital, LLC, David Hawkins, Steven Shenfeld, Bradford Peck and Frederick Kraegel. On July 6, 2007, Hanover Overseas Limited transferred at cost an aggregate of 970,312 shares of our common stock to Mark Klein (after giving effect to our stock dividends of 0.226667 shares per share of outstanding common stock that occurred on July 5, 2007, 0.5 shares per share of outstanding common stock that occurred on July 27, 2007 and 0.2 shares per share of outstanding common stock that occurred on August 1, 2007 as discussed below).

     Effective July 5, 2007 July 27, 2007 and August 1, 2007, our board of directors authorized stock dividends of 0.226667, 0.5 and 0.2 shares of common stock for each outstanding share of common stock, respectively, effectively lowering the purchase price to approximately $0.002 per share.

     The initial stockholders holding a majority of such shares are entitled to demand that we register these shares pursuant to an agreement dated August 1, 2007. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which their shares are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses of registering these securities.

     Hanover Overseas Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments LLC, Mark Klein and Steven Shenfeld agreed to purchase an aggregate of 4,625,000 warrants at a price of $1.00 per warrant ($4.625 million in the aggregate) in a private placement that occurred simultaneously with the consummation of our initial public offering. The proceeds from the sale of the sponsors’ warrants in the private placement were deposited into the trust account and subject to the trust agreement and will be part of the funds distributed to our public stockholders in the event we are unable to complete an initial business combination. The sponsors’ warrants are identical to the warrants included in the units being sold in this offering, except that the sponsors’ warrants (i) are non-redeemable so long as they are held by any of the sponsors or their permitted transferees and (ii) will not be exercisable while they are subject to certain transfer restrictions described in more detail below. The sponsors have agreed not to sell or otherwise transfer any of the sponsors’ warrants until the date that is 30 days after the date we complete our initial business combination; provided however that transfers can be made before such time to permitted transferees who agree in writing to be bound by such transfer restrictions. For so long as the sponsors’ warrants are subject to such transfer restrictions, they will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

     The holders of the majority of these sponsors’ warrants (or underlying shares) are entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate an initial business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate, commencing on March 28, 2008 and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, which we refer to as the Buyback Period. These limit orders will require the stockholders to purchase any of our shares of common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in our trust account as reported in such Form 8-K (which was $9.76 per share), until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and these stockholders. It is intended that such purchases will comply with Rule 10b-18 under the Exchange Act and the broker’s purchase agreement is otherwise subject to applicable law. Pursuant to the Voting and Support Agreement entered into in connection with the Purchase Agreement, our initial stockholders have agreed to vote all shares acquired by them in the open market, including pursuant to the Rule 10b5-1 plans described above in favor of the business combination with Halcyon. As a result, Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of our initial business combination. However, these stockholders will not be permitted to exercise conversion rights in the event they vote against an alternative business combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including shares purchased pursuant to such limit orders, in the event we fail to complete an initial business combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until one year after we have completed an initial business combination.

     The holders of the majority of these shares purchased in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 during the Buyback Period are entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time commencing nine months after we consummate an initial business combination. In addition, these holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Hanover Group US LLC agreed that, commencing on August 1, 2007 through the acquisition of a target business, it would make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Hanover Group US LLC $10,000 per month for these services. Mark Klein is the chief executive officer of Hanover Group US LLC. This arrangement is solely for our benefit and is not intended to provide Mark Klein or Paul Lapping compensation in lieu of a salary. We believe, based on fees for similar services in the New York metropolitan area, that the fee charged by Hanover Group US LLC is at least as favorable as we could have obtained from an unaffiliated person.

     As of August 1, 2007, Mark Klein had advanced to us an aggregate of $175,000 to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of February 25, 2008 or the consummation of our initial public offering. We repaid this loan on August 13, 2007 from the proceeds of our initial public offering not being placed in trust.

     We have and will continue to reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $3.5 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee has and will continue to review and approve all payments made to our initial stockholders, sponsors, officers and directors, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

     We have entered into a business opportunity right of first review agreement with Hanover Group US, LLC, Mark Klein and Paul Lapping which provides that from August 1, 2007 until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of Hanover Group US, LLC and Messrs. Klein and Lapping, and companies or other entities which they manage or control, in the alternative asset management sector or a related business with an enterprise value of $155 million or more.

     Other than the $10,000 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, sponsors, officers or directors, or to any of their respective affiliates, prior to or with respect to the initial business combination (regardless of the type of transaction that it is).

     After an initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

     All ongoing and future transactions between us and any director or member of our management team, initial stockholders, sponsors, or their respective affiliates, including financing, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions will require prior approval in each instance by our audit committee. We will not enter into our initial business combination with an entity which is affiliated with any of our officers, directors, sponsors or initial stockholders.

Item 14.    Principal Accounting Fees and Services

     The firm of Marcum & Kliegman LLP (“Marcum”) acts as our principal accountant. Marcum manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. We have engaged the firm of KGS LLP (“KGS”) to assist us in the preparation of our financial statements. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

     The aggregate fees billed or expected to be billed for professional services rendered by Marcum for the year ended December 31, 2007 for (a) the annual audit of our financial statements for such year and (b) the audit of our financial statements dated March 15, 2007 and August 7, 2007 and filed with our registration statement on Form S-1 or our current reports on Form 8-K and (c) reviews of SEC filings amounted to approximately $120,000.

Audit-Related Fees

     We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.

Tax Fees

     Marcum prepared certain tax returns for us for the year ended December 31, 2007; however, we were not billed a fee in connection with these services to date.

All Other Fees

     We did not receive products and services provided by Marcum, other than those discussed above, for the year ended December 31, 2007.

Pre-Approval Policy

     Since our audit committee was not formed until August 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Marcum, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

                   1. Financial Statements:

    Reference is made to the Index to consolidated financial statements of the Company under Item 8 of Part II.

                   2. Financial Statement Schedule(s):

     All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

                   3. Exhibits:

     We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to Amendment
No. 5 to the Registrant’s Registration Statement on Form S-1 filed on July 27, 2007)
3.2	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s
Registration Statement on Form S-1 filed on July 9, 2007)
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s
Registration Statement on Form S-1 filed on July 9, 2007)
4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the
Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)
4.3	Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant’s
Registration Statement on Form S-1 filed on July 9, 2007)
4.4	Form of Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and the
Registrant. (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Registrant’s Registration Statement
on Form S-1 filed on July 27, 2007)
10.1	Promissory Note issued by the Registrant on February 23, 2007. (incorporated by reference to Exhibit 10.1 to the
Registrant’s Registration Statement on Form S-1 filed on March 27, 2007)
10.2	Stock Purchase Agreement dated February 25, 2007 between the Registrant and Jakal Investments LLC.
(incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on March 27, 2007)
10.3	Stock Purchase Agreement dated March 22, 2007 among Jakal Investment LLC and Hanover Overseas Limited, STC
Investment Holdings LLC and Solar Capital, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s
Registration Statement on Form S-1 filed on March 27, 2007)
10.4	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and each executive officer, director and stockholder. (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration
Statement on Form S-1 filed on July 9, 2007)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the
Registrant. (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Registration Statement
on Form S-1 filed on July 16, 2007)
10.6	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Registrant. (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s
Registration Statement on Form S-1 filed on July 9, 2007)
10.7	Form of Letter Agreement between Hanover Group US LLC and the Registrant regarding administrative support.
(incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form
S-1 filed on May 15, 2007)
10.8	Form of Registration Rights Agreement among the Registrant and the initial stockholders of the Registrant.
(incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form
S-1 filed on July 9, 2007)
10.9	Amended and Restated Sponsors’ Warrants Securities Purchase Agreement dated July 6, 2007 among the Registrant and each of the sponsors. (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s
Registration Statement on Form S-1 filed on July 9, 2007)
10.10	Form of Letter Agreement between Citigroup Global Markets Inc. and each of Hanover Overseas Limited, STC
Investment Holdings LLC and Solar Capital, LLC. (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on July 16, 2007)
10.11	Form of Right of First Review Letter Agreement among the Registrant, Hanover Group US, LLC, Mark Klein and
Paul Lapping. (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration
Statement on Form S-1 filed on July 9, 2007)
10.12	Stock Purchase Agreement dated July 2, 2007 among Jakal Investments LLC and Frederick Kraegel. (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on
July 9, 2007)
10.13	Stock Purchase Agreement dated July 6, 2007 by and between Hanover Overseas Limited and Mark Klein.
(incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form
S-1 filed on July 9, 2007)
10.14	Form of Indemnification Agreement between the Registrant and each officer and director. (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on July 27, 2007)
10.15	Purchase Agreement, dated as of March 12, 2008, by and among Alternative Asset Management Acquisition Corp.,
Halcyon Management Group LLC, Halcyon Partner Vehicle, Halcyon Asset Management LLC, Halcyon Offshore
Asset Management LLC, Halcyon Structured Asset Management LP, Halcyon Asset-Backed Advisors LP and
Halcyon Loan Investors LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-
K filed March 17, 2008)
10.16	Founders' Voting and Support Agreement, dated as of March 12, 2008, by and among Alternative Asset Management
Acquisition Corp., Halcyon Employees LP, solely in its capacity as Halcyon Representative, Hanover Overseas
Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments, LLC, Mark D. Klein, David
Hawkins, Steven A. Shenfeld, Bradford R. Peck and Frederick Kraegel. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2008)
14	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s
Registration Statement on Form S-1 filed on May 15, 2007)
24	Power of Attorney (included on signature page of this Annual Report).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Form of Audit Committee Charter. (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the
Registrant’s Registration Statement on Form S-1 filed on May 15, 2007)
99.2	Form of Nominating Committee Charter. (incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the
Registrant’s Registration Statement on Form S-1 filed on May 15, 2007)
99.3	Term Sheet for the Operating Agreement, by and among Halcyon Management Group LLC, Alternative Asset
Management Acquisition Corp., Halcyon Partners LP and Halcyon Employees LP. (incorporated by reference to
Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 17, 2008)
99.4	Term Sheet for the Stockholders Agreement, by and among Halcyon Management Inc. (as successor to Alternative
Asset Management Acquisition Corp.), Halcyon Partners LP, Hanover Overseas Limited, STC Investment Holdings
LLC, Solar Capital, LLC, Jakal Investments, LLC, Mark D. Klein, David Hawkins, Steven A. Shenfeld, Bradford R.
Peck and Frederick Kraegel. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-
K filed March 17, 2008)
99.5	Term Sheet for the Exchange and Support Agreement, by and among Alternative Asset Management Acquisition
Corp., Halcyon Management Group LLC and Halcyon Partners LP. (incorporated by reference to Exhibit 99.3 to the
Registrant’s Current Report on Form 8-K filed March 17, 2008)

* Filed herewith.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

Pages
Report of Independent Registered Public Accounting Firm
Financial Statements
Balance Sheet at December 31, 2007	F-3

Statement of Income for the period
January 26, 2007 (inception) through December 31, 2007	F-4

Statement of Stockholders’ Equity for the period
January 26, 2007 (inception) through December 31, 2007	F-5

Statement of Cash Flows for the period
January 26, 2007 (inception) through December 31, 2007	F-6

Notes to Financial Statements	F-7- F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Alternative Asset Management Acquisition Corp.

We have audited the accompanying balance sheet of Alternative Asset Management Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the period January 26, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Management Acquisition Corp. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the period January 26, 2007 (inception) through December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York

March 28, 2008

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$ 1,147,585
Cash held in trust fund – dividend and interest available for working capital
and taxes	3,401,744
Corporate tax refund due	507,583
Prepaid expenses	186,499

5,243,411
Other assets:
Cash held in trust fund - restricted	402,948,395

Total assets	$ 408,191,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$ 155,689
Corporate taxes payable	2,113,749

Total liabilities	2,269,438

Common stock subject to conversion, 12,419,999 shares at conversion value	120,884,509

Commitments and Contingencies

Stockholders’ equity(1):
Preferred stock, $0.0001 par value, authorized 1,000,000
shares; none issued	—
Common stock, $0.0001 par value, authorized 120,000,000 shares;
issued and outstanding 51,750,000 (less 12,419,999 subject to possible conversion)	3,933
Additional paid-in capital	281,321,935
Income accumulated during development stage	3,711,991

Total stockholders’ equity	285,037,859

Total liabilities and stockholders’ equity	$ 408,191,806

(1)

Share amounts and per share data have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 6).

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

STATEMENT OF INCOME

FOR THE PERIOD JANUARY 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

Formation and operating costs	$ 396,806

Loss from operations	(396,806)

Interest and dividend income	7,013,963

Income before provision for income taxes	6,617,157

Provision for income taxes	2,905,166

Net income	3,711,991

Accretion of trust fund relating to common stock subject to conversion	(157,019)

Net income attributable to common stockholders	$ 3,554,972

Weighted average number of common shares outstanding,
excluding shares subject to possible conversion – basic and diluted	23,343,983

Basic and diluted net income per share (1)	$ .15

(1)

Share amounts and per share data have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 6).

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

			Additional paid-in-capital	Earnings accumulated during development stage	Total stockholders’ Equity

	Common Stock
	Shares	Amount
Balance, January 26, 2007
(inception)	—	$ —	$ —	$ —	$ —

Issuance of stock to initial
stockholders (1)	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000 shares,
net of underwriters’
discount and offering costs
of $16,439,623
(includes 12,419,999 shares
subject to possible
conversion)	41,400,000	4,140	397,556,237	—	397,560,377

Common stock subject to
potential conversion
(12,419,999 shares)	—	(1,242)	(120,883,267)	—	(120,884,509)

Proceeds from sale of
4,625,000 sponsors’
warrants	—	—	4,625,000	—	4,625,000

Net income for the period
January 26, 2007
(inception) through
December 31, 2007	—	—	—	3,711,991	3,711,991

Balance, December 31,
2007	51,750,000	$ 3,933	$ 281,321,935	$3,711,991	$285,037,859

(1)

Share amounts and per share data have been retroactively restated to reflect the effect of a stock dividend issued on July 5, 2007 of 0.226667 shares per share of outstanding common stock, the effect of a stock dividend issued on July 27, 2007 of 0.5 shares per share of outstanding common stock and the effect of a stock dividend issued on August 1, 2007 of 0.2 shares per share of outstanding common stock (See Note 6).

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

Cash Flows from Operating Activities
Net income	$ 3,711,991
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expenses	155,689
Prepaid expenses	(186,499)
Corporate tax refund due	(507,583)
Corporate taxes payable	2,113,749

Net cash provided by operating activities	5,287,347

Cash Flows from Investing Activities
Cash held in trust fund – restricted	(402,948,395)
Cash held in trust fund, dividend and interest available for working capital and taxes	(3,401,744)

Net cash used by investing activities	(406,350,139)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholders’	25,000
Gross proceeds from initial public offering shares	414,000,000
Proceeds from notes payable, stockholder	175,000
Repayment of notes payable, stockholder	(175,000)
Proceeds from issuance of sponsors’ warrants	4,625,000
Payment of underwriter’s discount and offering costs	(16,439,623)

Net cash provided by financing activities	402,210,377

Net increase in cash	1,147,585
Cash at beginning of period	—

Cash at end of period	$ 1,147,585

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ 1,299,000

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Alternative Asset Management Acquisition Corp. (the “Company”) was incorporated in Delaware on January 26, 2007 as a blank check company formed for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets in the alternative asset management sector or related business (a “Business Combination”). On February 22, 2007, the Company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the Company changed its name from Hanover- STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

The Company’s financial statements have been retroactively restated to reflect the effect of a stock dividend of 0.22667 shares of common stock per share of outstanding common stock issued on July 5, 2007, the effect of a stock dividend of 0.5 shares of common stock per share of outstanding common stock issued on July 27, 2007, and the effect of a stock dividend of 0.2 shares of common stock per share of outstanding common stock issued on August 1, 2007 (See Note 6).

The Company has selected December 31 as its fiscal year end.

All activity from January 26, 2007 (inception) through August 7, 2007 relates to the Company’s formation and the initial public offering (“the Offering”) described below. Since August 8, 2007, the Company has been searching for an acquisition candidate. Subsequently we entered into a purchase agreement (see Note 8).

The registration statement for the Company’s Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,560,377 (after deducting offering costs of $16,439,623) and $4,625,000 from the sale of the sponsor warrants on a private placement basis (see Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $402,425,000, or approximately $9.72 per Unit of the net proceeds of the Offering and the sale of the sponsor warrants (see Note 2), was placed in a trust account (“Trust Account”) and was invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (other than its independent registered public accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers, have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, the agreement entered into by two of the Company’s officers specifically provides for two exceptions to this indemnity: there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. However, there can be no assurance that they will be able to satisfy those obligations.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The remaining net proceeds of the Offering (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,500,000 of the interest accrued on the amounts held in the Trust Account (net of tax, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund expenses related to investigating and selecting a target business or businesses and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income earned; the proceeds of the Offering held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation. As of December 31, 2007, $1,676,892 of the interest income earned in the Trust Account has been released to the Company for taxes and working capital purposes. Although $6,999,288 of interest has been earned on the Trust Account, only $157,019 is included in the Cash held in trust fund, restricted. The balance of the undistributed interest income is shown as cash held in trust fund, dividend and interest available for working capital and taxes.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. Pursuant to the Company’s certificate of amendment in effect upon consummation of the Offering, in the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”) have agreed to vote all of their founders’ common stock (the “Founders’ Common Stock”) in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

Hanover Overseas Limited, STC Investment Holdings LLC, an entity affiliated with Michael J. Levitt, our chairman of the board and Jonathan I. Berger, one of our directors, and Solar Capital, LLC, an entity affiliated with Michael S. Gross, one of our directors, have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they will each place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate, commencing on the later of ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for an initial business combination and 60 days after termination of the “restricted period” in connection with this offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). The Buyback Period commenced on March 28, 2008. These limit orders will require the stockholders to purchase any of our shares of common stock offered for sale at or below a price equal to the per share amount held in our trust account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and these stockholders. It is intended that such purchases will comply with Rule 10b-18 under the Exchange Act and the broker’s purchase obligation is otherwise subject to applicable law. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve our initial Business Combination. As a result, Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific Business Combination.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

However, these stockholders will not be permitted to exercise conversion rights in the event they vote against a Business Combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the Offering, including shares purchased pursuant to such limit orders, in the event we fail to complete a Business Combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until one year after we have completed a Business Combination. The stock purchases made pursuant to the limit orders described above are not anticipated to have any effect upon the Company or its financial statements.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Fund. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 30% of the aggregate number of shares owned by all Public Stockholders (minus one share) may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

The initial stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

Cash held in Trust Fund - restricted

The Company considers the restricted portion of the funds held in the Trust Fund as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share: (continued)

period. Common shares subject to possible conversion of 12,419,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statement of income. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

Stock Based Compensation:

The Company accounts for stock options and warrants using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 12(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

Income Taxes:

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

The Company has identified its federal tax return as its “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 26, 2007 the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at December 31, 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 26, 2007 (inception) through December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes: (continued)
Corporate tax refunds due consisted of the following as of December 31, 2007:

NYS Corporate income tax	$ 256,883
NYC Corporate income tax	250,700

$ 507,583

Corporate taxes payable as of December 31, 2007 consisted of the following:

Federal income tax	$2,113,749

$2,113,749

The provision for income tax consists of the following:

For the Period from January 26, 2007 (Inception) through December 31, 2007

Current:
Federal	$2,904,749
State and Local	417
Deferred
Federal	—
State and Local	—

Total provision for income taxes	$2,905,166

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of December 31, 2007.

A reconciliation of the provision for income taxes with amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

For the Period from January 26, 2007 (Inception) through December 31, 2007

Tax provision at statutory rate	34%
State and local taxes (net of federal tax benefit)	—
Additional Federal tax due to Personal
Holding Company status	10%

44%

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently evaluating the impact of SFAS 157 on its financial statements and is currently not yet in a position to determine such effects, if any.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the impact of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects, if any.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements: (continued)

SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non- wholly owned business acquired in the future.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in a major financial institution. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. Management believes the risk of loss to be minimal since it only invests in or through major financial institutions.

Offering Costs:

Offering costs of $16,439,623 consist of underwriters’ discount, legal fees, printing costs and travel expenses incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering.

NOTE 2 -

INITIAL PUBLIC OFFERING

The registration statement for the Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,560,377 and $4,625,000 from the sale of the sponsor warrants on a private placement basis. The Company sold 41,400,000 Units, including 5,400,000 Units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or fifteen months from the Effective Date, or November 1, 2008 and expiring five years from the Effective Date, or July 31, 2012.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 -

INITIAL PUBLIC OFFERING (CONTINUED)

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

Pursuant to a Registration Rights Agreement dated August 1, 2007, the Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares purchased in accordance with Rule 10b5-1 of the Exchange Act during the Buyback Period will be entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and the shares of Company common stock purchased in accordance with Rule 10b5-1 of the Exchange Act during the Buyback Period, as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing nine months after the consummation of a Business Combination, or earlier in certain circumstances. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The holders of shares purchased in accordance with Rule 10b5-1 of the Exchange Act during the Buyback Period are entitled to demand that the Company register such securities commencing nine months after the Company consummates a Business Combination. In addition, these holders have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 3 -

NOTE PAYABLE, STOCKHOLDER

On February 23, 2007, the Company borrowed $175,000 and issued an unsecured promissory note to Mark Klein, the Company’s Chief Executive Officer, President and a Director. The note was non-interest bearing and was payable upon the consummation of the Offering. The note was repaid in August 2007.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

The Company presently utilizes office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on August 1, 2007. Administrative expense for the period from January 26, 2007 (inception) through December 31, 2007 was $50,000.

The Company has a commitment to pay a total underwriting discount of 7% of the public offering price. The payment to the underwriters representing 3.25% of the gross proceeds from the Offering will be deferred until the Company consummates a Business Combination.

Pursuant to letter agreements dated July 31, 2007 with the Company, the Initial Stockholders have waived their right to receive distributions with respect to the Founders’ Common Stock upon the Company’s liquidation. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

The Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares of common stock purchased in accordance with Rule 10b5-1 of the Exchange Act during the Buyback Period are entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and shares of common stock purchased in accordance with Rule 10b5-1 of the Exchange Act during the Buyback Period, as the case may be, pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the Founders’ Common Stock and holders of shares of common stock purchased in accordance with Rule 10b5- 1 of the Exchange Act during the Buyback Period are entitled to elect to exercise these registration rights at any time commencing nine months after the consummation of our Business Combination (or earlier in certain circumstances with respect to the Founders’ Common Stock). The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, these holders have certain “piggyback” registration rights on registration statements filed after th e Company’s consummation of a Business Combination.

NOTE 5 -

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

NOTE 6 -

COMMON STOCK

On July 27, 2007, the Company’s Certificate of Incorporation was amended to reflect an increase in the authorized shares of common stock from 60,000,000 shares of common stock to 120,000,000 shares of common stock. All references in the accompanying financial statements as of December 31, 2007 and for the period January 26, 2007 (inception) through December 31, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 -

COMMON STOCK (CONTINUED)

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

On August 7, 2007, the Company issued 41,400,000 Units, including 5,400,000 Units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant. (See Note 2).

NOTE 7-	SUMMARIZED QUARTERLY DATA (UNAUDITED) Following is a summary of the quarterly results of operations for the period from January 26, 2007 (inception) through December 31, 2007.

	From January 26, 2007 (inception) to March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007

Revenue	$ —	$ —	$ —	$ —
Loss from Operations	(1,000)	—	(130,238)	(265,568)
Interest Income	—	—	2,961,914	4,052,049
Income before Provision for Income
Taxes	(1,000)	—	2,831,676	3,786,481
Provision for Income Taxes	—	—	1,296,472	1,608,694
Net Income	(1,000)	—	1,535,204	2,177,787
Accretion of Income	—	—	—	(157,019)
Net income attributable to common
stockholders	$ (1,000)	—	$ 1,535,204	$ 2,020,768

Weighted Average Shares Outstanding
Basic and Diluted	10,350,000	10,350,000	30,510,001	39,330,001
Basic and Diluted Net Income Per Share	$ 0.00	$ 0.00	$ 0.05	$ 0.05

NOTE 8 -

SUBSEQUENT EVENTS

On March 12, 2008, the Company entered into a purchase agreement pursuant to which it agreed to acquire (the “Acquisition”) a majority interest in a newly formed entity which will own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC (“Halcyon”). The combined company will be renamed Halcyon Management Inc. At the closing of the Acquisition, the Company will acquire 49,170,000 Class A Units of Halcyon, which will represent approximately 56.4% of the outstanding equity of Halcyon (subject to adjustment) and Halcyon will continue as an operating company.

In connection with the Acquisition, the Company will pay $390 million in cash and issue shares of Series A Voting Preferred Stock, $0.0001 par value per share (“Preferred Shares”) in exchange for all of the

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 -

SUBSEQUENT EVENTS (CONTINUED)

outstanding Class A Units of Halcyon. Prior to the Acquisition, Halcyon will be recapitalized to own all the interests in its affiliates (subject to certain exceptions) and in connection therewith Halcyon will issue to the seller of the Class A Units a note with a principal amount of $115,000,000 (the “Halcyon Note”) subject to adjustment.

The purchase price will be subject to possible closing and post-closing adjustments, including the issuance of additional Preferred Shares and Class B Units of Halcyon upon the achievement of certain price per share targets for the Company common stock within five years of closing. In addition, in the event of a shortfall in the amount of cash available to the Company at the time of the closing, the amount of the Halcyon Note may be increased to up to $150,000,000 and/or the Company may issue additional Preferred Shares and Class B Units of Halcyon.

The closing of the Acquisition is subject to the satisfaction or waiver by the parties at or prior to the closing date of various customary conditions, including the (i) receipt of all required regulatory approvals and consents (ii) the approval of the Acquisition by the Company's stockholders, (iii) subject to certain exceptions and materiality thresholds, the accuracy of the representations and warranties of the other party and (iv) compliance of the other party with its covenants, subject to specified materiality thresholds.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

Dated: March 31, 2008	/s/ Mark D. Klein Mark D. Klein Chief Executive Officer and President /s/ Paul D. Lapping Paul D. Lapping Chief Financial Officer, Treasurer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. Klein and Paul D. Lapping, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Mark D. Klein

Mark D. Klein	Chief Executive Officer, President and Director	March 31, 2008

/s/ Paul D. Lapping

Paul D. Lapping	Chief Financial Officer, Treasurer and Secretary	March 31, 2008

/s/ Michael J. Levitt

Michael J. Levitt	Chairman of the Board	March 31, 2008

/s/ Jonathan I. Berger

Jonathan I. Berger	Director	March 31, 2008

/s/ Michael S. Gross

Michael S. Gross	Director	March 31, 2008

/s/ David C. Hawkins

David C. Hawkins	Director	March 31, 2008

/s/ Frederick G. Kraegel

Frederick G. Kraegel	Director	March 31, 2008

/s/ Bradford R. Peck

Bradford R. Peck	Director	March 31, 2008

/s/ Steven A. Shenfeld

Steven A. Shenfeld	Director	March 31, 2008

EXHIBIT INDEX

EXHIBIT NO.

Ex. 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex. 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex. 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Ex. 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.