Form 10-Q
period 2008-03-31
Alternative Asset Management Acquisition Corp.
filed 2008-05-13
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Yes |X|         No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	|_|		Accelerated filer	|_|
Non-accelerated filer	|X|	(Do not check if smaller reporting company)	Smaller reporting company	|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|         No |_|

As of April 30, 2008 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

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

  Success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

  Potential ability to obtain additional financing to complete our initial business combination;

  Limited pool of prospective target businesses;

  Potential change in control if we acquire one or more target businesses for stock;

  Our public securities’ potential liquidity and trading;

  The delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

  Use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

  Financial performance.

     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”(refer to Part II, Item 1A). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

     References in this report to “we,” “us” or “our company” refer to Alternative Asset Management Acquisition Corp. References to “public stockholders” refer to holders of shares of common stock sold as part of the units in our initial public offering, including any of our stockholders existing prior to the initial public offering to the extent that they purchased or acquired such shares.

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$ 2,135,716	$ 1,147,585
Cash held in trust account, interest and dividend income available
for working capital and taxes	855,351	3,401,744
Prepaid expenses	178,109	186,499

Total current assets	3,169,176	4,735,828

Other Assets:
Cash held in trust account, restricted	403,556,999	402,948,395
Corporate tax refund receivable due to trust account	1,019,916	507,583
Deferred acquisition costs	1,850,006	—

Total assets	$ 409,596,097	$ 408,191,806

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses	$ 1,159,835	$ 155,689
Corporate taxes payable	962,798	2,113,749

Total current liabilities	2,122,633	2,269,438

Common stock subject to possible conversion (12,419,999 shares at
conversion value)	121,402,139	120,884,509

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized
1,000,000 shares; none issued
Common stock, $0.0001 par value; authorized
120,000,000 shares; issued and outstanding
51,750,000 shares (less 12,419,999 subject
to possible conversion)	3,933	3,933
Additional paid-in capital	280,804,305	281,321,935
Earnings accumulated during development stage	5,263,087	3,711,991

Total stockholders’ equity	286,071,325	285,037,859

Total liabilities and stockholders’ equity	$ 409,596,097	$ 408,191,806

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31, 2008	January 26, 2007 (inception) through March 31, 2007	January 26, 2007 (inception) through March 31, 2008

Formation and operating costs	$ 227,299	$ 1,000	$ 624,105

Loss from operations	(227,299)	(1,000)	(624,105)
Interest and dividend income	2,577,862	—	9,591,824

Net income before provision for income taxes	2,350,563	(1,000)	8,967,719
Provision for income taxes	799,467	—	3,704,632

Net income	1,551,096	(1,000)	5,263,087
Accretion of trust account relating to common stock subject to conversion	(517,630)	—	(674,639)

Net income attributable to common stockholders	$ 1,033,466	$ (1,000)	$4,588,448

Weighted average number of common shares
outstanding — basic and diluted	39,330,001	10,350,000

Basic and diluted net income per share	$ 0.03	$ (0.00)

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Period January 26, 2007 (inception) through March 31, 2008

	Common Stock		Additional paid-in capital(1)	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, January 26,
2007 (inception)	—	$ —	$ —	$ —	$ —

Issuance of stock to
initial stockholders	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000
units, net of
underwriters’ discount
and offering expenses
(includes 12,419,999
shares subject to
possible conversion)	41,400,000	4,140	397,556,237		397,560,377

Proceeds subject to
possible conversion of
12,419,999 shares		(1,242)	(120,883,267)		(120,884,509)

Proceeds from issuance
of sponsors’ warrants			4,625,000		4,625,000

Net income for the
period January 26,
2007 (inception)
through December 31,
2007				3,711,991	3,711,991

Balance, December 31,
2007	51,750,000	3,933	281,321,935	3,711,991	285,037,859

Accretion of income to
shares subject to
possible conversion			(517,630)		(517,630)

Net income for the
three months ended
March 31, 2008				1,551,096	1,551,096

Balance, March 31,
2008 (Unaudited)	51,750,000	$3,933	$280,804,305	$5,263,087	$286,071,325

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2008	Period from January 26, 2007 (inception) through March 31, 2007	Period from January 26, 2007 (inception) through March 31, 2008

Cash Flows from Operating Activities
Net income	$ 1,551,096	$ (1,000)	$ 5,263,087
Adjustments to reconcile net income to net cash
provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	123,875	1,000	279,564
Prepaid expenses	8,390	—	(178,109)
Corporate tax refund receivable due to trust account	(512,333)	—	(1,019,916)
Corporate taxes payable	(1,150,951)	—	962,798

Net cash provided by operating activities	20,077	—	5,307,424

Cash Flows from Investing Activities
Cash held in trust account, restricted	(608,604)	—	(403,556,999)
Cash held in trust account, interest and dividend income available
for working capital and taxes	2,546,393	—	(855,351)
Deferred acquisition costs	(969,735)	—	(969,735)

Net cash used by investing activities	968,054	—	(405,382,085)

Cash Flows from Financing Activities

Proceeds from issuance of stock to initial stockholders’	—	25,000	25,000
Gross proceeds from initial public offering shares	—	—	414,000,000
Proceeds from notes payable, stockholders	—	175,000	175,000
Repayment of notes payable, stockholders	—	—	(175,000)
Proceeds from issuance of sponsors’ warrants	—	—	4,625,000
Payment of underwriter’s discounts and offering costs	—	(68,046)	(16,439,623)

Net cash provided by financing activities	—	131,954	402,210,377

Net increase in cash	988,131	131,954	2,135,716

Cash at beginning of the period	1,147,585	—	—

Cash at end of the period	$ 2,135,716	$131,954	$ 2,135,716

Supplemental disclosure of non-cash transactions

Accrual of deferred offering costs	$ —	$ 27,373	$ —

Accrual of deferred acquisition costs	$ 880,271	—	$ 880,271

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$ 2,462,750	$ —	$ 3,761,750

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION

These unaudited condensed financial statements as of March 31, 2008 and for the periods from January 1, 2008 through March 31, 2008, from January 26, 2007 (inception) through March 31, 2007 and from January 26, 2007 (inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2007 included in Alternative Asset Management Acquisition Corp.’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 financial statements.

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

All activity from January 26, 2007 (inception) through August 7, 2007 relates to the Company’s formation and the initial public offering (“the Offering”) described below. Since August 8, 2007, the Company has been searching for an acquisition candidate. On March 12, 2008, the Company entered into a definitive agreement to enter into a Business Combination (see Note 6).

The registration statement for the Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,560,377 (after deducting offering costs of $16,439,623) and $4,625,000 from the sale of the sponsor warrants on a private placement basis (see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Combination. An amount of $402,425,000, or approximately $9.72 per Unit of the net proceeds of the Offering and the sale of the sponsor warrants (see Note 4), was placed in a trust account (“Trust Account”) and was invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (other than its independent registered public accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, the agreement entered into by two of the Company’s officers specifically provides for two exceptions to this indemnity: there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. However, there can be no assurance that they will be able to satisfy those obligations.

The remaining net proceeds of the Offering (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,500,000 of the interest accrued on the amounts held in the Trust Account (net of tax, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund expenses related to investigating and selecting a target business or businesses and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income earned; the proceeds of the Offering held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation. As of March 31, 2008, $7,577,867 of the interest income earned in the Trust Account has been released to the Company for taxes and working capital purposes. Although $9,565,716 of interest has been earned on the Trust Account, only $2,236,405 is included in the Cash held in trust account, restricted. The balance of the undistributed interest and dividend income is shown as cash held in trust account, dividend and interest available for working capital and taxes.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. Pursuant to the Company’s certificate of amendment to be in effect upon consummation of the Offering, in the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote all of their founders’ common stock (the “Founders’ Common Stock”) in accordance with the vote of the majority

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

OHL Limited (formerly Hanover Overseas Limited), STC Investment Holdings LLC, an entity affiliated with Michael J. Levitt, the Company’s chairman of the board, and Jonathan I. Berger, one of the Company’s directors, and Solar Capital, LLC, an entity affiliated with Michael S. Gross, one of the Company’s directors, have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they each have placed limit orders for up to $10.0 million of the Company’s common stock, or $30.0 million in the aggregate, commencing ten business days after the Company filed its Current Report on Form 8-K announcing its execution of a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). The Company filed its Current Report on Form 8-K on March 13, 2008, resulting in a Buyback Period that began on March 28, 2008. These limit orders require the stockholders to purchase any of the Company’s shares of common stock offered for sale at or below a price equal to the per share amount held in the Trust Account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. As of March 31, 2008, each of OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC had purchased 29, 300 shares of common stock pursuant to these limit orders. The purchase of such shares are being made by Citigroup Global Markets Inc. It is intended that such purchases will comply with Rule 10b-18 under the Exchange Act and the broker’s purchase obligation is otherwise subject to applicable law. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve the Business Combination. As a result, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific Business Combination.

However, these stockholders will not be permitted to exercise conversion rights in the event they vote against a Business Combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the Offering, including shares purchased pursuant to such limit orders, in the event the Company fails to complete a Business Combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until one year after the Company has completed a Business Combination. The stock purchases made pursuant to the limit orders described above are not anticipated to have any effect upon the Company or its financial statements.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash held in Trust Account-restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Accretion of trust account relating to common stock subject to possible conversion

The Company records accretion of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of the “Common stock subject to possible conversion” and is deducted from the “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from the net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Earnings Per Share

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

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

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in a major financial institution. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. Management believes the risk of loss to be minimal since it only invests in or through major financial institutions.

Offering Costs

Offering costs of $16,439,623 consist of underwriters’ discount, legal fees, printing costs and travel expenses incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering.

Recently Issued Pronouncements

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (continued)

liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of the provision of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The adoption of the provision of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the ‘‘simplified’’ method in developing an estimate of the expected term of ‘‘plain vanilla’’ share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of ‘‘plain vanilla’’ share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 is not expected to have a significant effect on its financial statements.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (continued)

a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 -	INCOME TAXES

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

The Company has identified its federal tax return as its “major” tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 26, 2007 the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at December 31, 2007.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

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

Corporate tax refund receivable due to trust account consisted of the following:

	March 31, 2008	December 31, 2007
(unaudited)
NYS Corporate income tax	$ 256,766	$ 256,883
NYC Corporate income tax	763,150	250,700

	$1,019,916	$ 507,583

Corporate tax refunds due emanated from the Company paying estimates in excess of the ultimate accrual for New York state and New York city taxes due. These funds will be returned to the trust account upon receipt.

Corporate taxes payable consisted of the following:

Federal income tax	$ 962,798	$2,113,749

The provision for income tax consists of the following:

		For the Period
		from January 26,	For the Period from
	For the three	2007 (Inception)	January 26, 2007
	months ended	through March 31,	(Inception) through
	March 31, 2008	2007	March 31, 2008

Current:
Federal	$799,050	—	$3,703,798
State and Local	417	—	834
Deferred
Federal	—	—	—
State and Local	—	—	—

Total provision for income taxes	$799,467	—	$3,704,632

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes with amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the three months ended March 31, 2008	For the Period from January 26, 2007 (Inception) through March 31, 2007	For the period from January 26, 2007 (Inception) through March 31, 2008

Tax provision at statutory rate	34%	—%	34%
State and local taxes (net of federal tax
benefit)	—	—	—
Additional Federal tax due to Personal
Holding Company status	—	—	7%

	34%	—%	41%

NOTE 4 -	INITIAL PUBLIC OFFERING

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 -	INITIAL PUBLIC OFFERING (CONTINUED)

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

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

The Company presently utilizes administrative services provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such administrative services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on August 1, 2007.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 6 -	PURCHASE AGREEMENT

On March 12, 2008, the Company entered into a purchase agreement pursuant to which it agreed to acquire (the "Acquisition") an interest in a newly formed entity which will own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC (such newly formed entity, "Halcyon”). The combined company will be renamed Halcyon Management Inc. At the closing of the Acquisition, the Company will acquire 49,170,000 Class A Units of Halcyon, which will represent approximately 51.2% of the outstanding equity of Halcyon (subject to adjustment) and Halcyon will continue as an operating company.

In connection with the Acquisition, the Company will pay $390 million and issue 46,924,648 shares of Series A Voting Preferred Stock, $0.0001 par value per share ("Preferred Shares") in exchange for the 49,170,000 Class A Units of Halcyon. Prior to the closing, Halcyon will be reorganized to own all the interests in its affiliates (subject to certain exceptions) and in connection therewith Halcyon will issue to an affiliated entity a note with a principal amount of $115,000,000 (the "Halcyon Note") subject to adjustment.

The purchase price paid will be subject to possible closing and post-closing adjustments, including the issuance of additional Preferred Shares and Class B Units of Halcyon upon the achievement of certain price per share targets within five years of closing. In addition, in the event of a shortfall in the amount of cash available to the Company at the time of the closing, the amount of the Halcyon Note may be increased to up to $150,000,000 or the Company may issue additional Preferred Shares and Class B Units of Halcyon.

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

Purchases by OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC pursuant to their limit orders commenced on March 28, 2008, which was ten business days after the Company filed a Current Report on Form 8-K announcing that it had entered into the purchase agreement relating to the Acquisition.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

NOTE 7 -	PREFERRED STOCK

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

NOTE 8 -	COMMON STOCK

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

Forward-Looking Statements

     All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

     We were formed under the laws of the State of Delaware on January 26, 2007 to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more business or assets in the alternative asset management sector or a related business. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination. On February 22, 2007 the company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

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

Business Combination with Halcyon

     On March 12, 2008 we entered into a purchase agreement (the “Purchase Agreement”) pursuant to which we have agreed to acquire an interest in a newly formed entity which will own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC (such newly formed entity, “Halcyon”), a global alternative asset management firm with approximately $10.9 billion in assets under management as of April 1, 2008. The combined company will be renamed Halcyon Management Inc.

     We intend to file a preliminary proxy statement with the SEC with respect to this proposed business combination with Halcyon. As of the date of the filing of this Form 10-Q, neither the preliminary proxy statement nor the definitive proxy statement have been filed with the SEC or disseminated to stockholders. We have summarized the terms of the transaction below. Investors are urged to review the preliminary proxy statement and definitive proxy statement, when completed, in their entirety. A more complete description of the transactions described below, including exhibits related thereto such as the Purchase Agreement, is included in a Form 8-K filed on March 13, 2008 and a Form 8-K filed on March 17, 2008. We intend to schedule a stockholder meeting following completion of the proxy statement.

     The parties to the Purchase Agreement are:

  Alternative Asset Management Acquisition Corp.;

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

     At the closing and subject to certain adjustments as described below, we will pay the Partner Vehicle for 49,170,000 Class A Units of Halcyon:

  $390 million cash; and

  46,924,648 shares of our Series A Voting Preferred Stock, $0.0001 par value per share (“Preferred Shares”).

     In addition, pursuant to a certain Exchange and Support Agreement to be prepared by the parties prior to closing, the 46,924,648 Class B Units of Halcyon held by the Partner Vehicle will become exchangeable for an equal number of shares of our common stock, subject to certain vesting and transfer restrictions.

     Prior to the closing, Halcyon will be reorganized to own all the interests in its affiliates (subject to certain exceptions) and in connection therewith Halcyon will issue to the Partner Vehicle a note with a principal amount of $115,000,000, payable in five equal annual installments, beginning on the first anniversary of the closing of the proposed acquisition, and accruing interest at 9.0% per year, calculated on the basis of a 365-day year, and payable at the end of each calendar quarter (the “Halcyon Note”).

     The purchase price paid to the Partner Vehicle will be subject to possible closing and post-closing adjustments, including the issuance of additional Preferred Shares and Class B Units of Halcyon to the Partner Vehicle upon the achievement of certain price per share targets within five years of closing. In addition, in the event of a shortfall in the amount of cash available to us at the time of the closing, the Partner Vehicle has the option to either increase the amount of the Halcyon Note to up to $150,000,000 or receive additional Preferred Shares and Class B Units of Halcyon.

     In connection with our initial public offering, OHL Limited (formerly Hanover Overseas Limited), STC Investment Holdings LLC and Solar Capital, LLC, entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they each agreed to place limit orders for $10.0 million of our common stock, or $30.0 million in the aggregate, after we announced the signing of a definitive agreement with respect to an initial business combination. Purchases pursuant to these limit orders commenced on March 28, 2008, which was ten business days after we filed a Current Report on Form 8-K announcing that we had entered into the Purchase Agreement relating to the proposed business combination with Halcyon. As of March 31, 2008, each of OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC had purchased 29, 300 shares of common stock pursuant to these limit orders.

Results of Operations and Known Trends or Future Events

     For the three months ended March 31, 2008 and for the period from January 26, 2007 (inception) to March 31, 2008, we had net income of $1,551,096 and $5,263,087, respectively. Our income was all derived from interest and dividends on the net proceeds of our initial public offering. For the period from January 26, 2007 (inception) to March 31, 2007 we had net loss of $1,000.

     We incurred $227,299 and $624,105 in formation and operating costs during the three months ended March 31, 2008 and for the period from January 26, 2007 (inception) to March 31, 2008, respectively. Approximately $100,000 of those costs consisted of legal and accounting, $29,000 for director and officer insurance, $30,000 for administrative services, $42,000 for taxes and the balance of $26,000 for other miscellaneous expenses for the three month period.

     All activity from January 26, 2007 (inception) through August 7, 2007 relates to our formation and our initial public offering described above. Since August 8, 2007, we have been searching for a target company to acquire. On March 12, 2008 we entered into a definitive agreement to enter into an initial business combination. We believe that we have sufficient funds available to complete our efforts to affect an initial business combination with an operating business within the required 24 months from the date of our final prospectus, or August 1, 2009.

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

Liquidity and Capital Resources

     As of March 31, 2008, we had cash in our operating account of $2,135,716 and an additional $855,351 in our trust account which is available for working capital and taxes. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock and the subsequent loan made by a stockholder. As of March 31, 2008, we had repaid this loan. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of March 31, 2008 the funds placed in trust are earning interest at the rate of approximately 1.94%.

     Subject to our stockholders’ approval of the proposed business combination with Halcyon, we will use substantially all of the net proceeds of our initial public offering in connection with the proposed business combination with Halcyon, including structuring, negotiating and consummating the initial business combination. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

     We expect our primary liquidity requirements to include approximately $800,000 for expenses for the due diligence and investigation of a target business or businesses; an aggregate of $240,000 for office space, administrative services and support payable to Hanover Group US LLC, representing $10,000 per month for up to 24 months; $120,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $2,365,000 for general working capital that will be used for legal fees in connection with structuring and negotiating a business combination transaction, preparing SEC filings in connection with a business combination and miscellaneous expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

     As of March 31, 2008, we had withdrawn $7,577,867 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $3,500,000 of the earnings (subject to restrictions for monies needed to pay income and franchise tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income and franchise tax payments shall not exceed the total earnings. Of the funds withdrawn, $4,933,217 was for taxes. Therefore, up to $855,351 is still to be remitted, for working capital purposes, to our operating account which had a balance of $2,135,717 as of March 31, 2008. Once the $855,351 is distributed, only distributions to pay tax liabilities will be allowed. We have refunds due of $1,019,916 on the state tax estimates we have made, which will be returned back to the Trust Account upon receipt. Our liabilities are all related to costs associated with operating as a public company, searching for an acquisition target, our due diligence review and negotiation of agreements related to the proposed business combination and activities relating to the consummation of the proposed business combination. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to the proposed business combination with Halcyon and we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering.

     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $402.4 million of the net offering proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account at Citigroup Global Markets Inc., with the Continental Stock Transfer & Trust Company as trustee. As of March 31, 2008, the balance of the trust account was $404,412,350. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of March 31, 2008, the effective annualized interest rate payable on our investment was approximately 1.94%. Assuming no other changes to our holdings as of March 31, 2008, a 1% decrease in the underlying interest rate payable on our investment as of March 31, 2008 would result in a decrease of approximately $1.1 million in the interest earned on our investment for the following 90-day period. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-marked instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4T. Controls and Procedures.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

     There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

PART II. – OTHER INFORMATION

ITEM 1. Legal Proceedings.

     None.

ITEM 1A. Risk Factors.

     Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

     There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     There were no unregistered sales of equity securities by the Company for the three months ended March 31, 2008.

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

     None.

ITEM 5. Other Information.

     None.

ITEM 6. Exhibits.

31.1 –	Section 302 Certification by Chief Executive Officer and President

31.2 –	Section 302 Certification by Chief Financial Officer and Treasurer

32.1 –	Section 906 Certification by Chief Executive Officer and President

32.2 –	Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

Dated: May 13, 2008	By:	/s/ Mark D. Klein
Mark D. Klein
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Paul D. Lapping
Paul D. Lapping
Chief Financial Officer, Treasurer and
Secretary (Principal Financial and Accounting
Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.