Form 10-Q
period 2008-06-30
Alternative Asset Management Acquisition Corp.
filed 2008-08-12
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Yes |X|     No |_|

As of July 31, 2008 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

		Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	3

		Condensed Statements of Operations (Unaudited) for the three and six months ended
		June 30, 2008 and the three months ended June 30, 2007 and the period January 26, 2007
		(inception) through June 30, 2007, and for the period January 26, 2007 (inception) through
		June 30, 2008	4

		Condensed Statement of Stockholders’ Equity (Unaudited) for the period
		January 26, 2007 (inception) through June 30, 2008	5

		Condensed Statements of Cash Flows (Unaudited) for the six months ended
		June 30, 2008 and for the period January 26, 2007 (inception) through June 30, 2007, and for
		the period January 26, 2007 (inception) through June 30, 2008	6

		Notes to Unaudited Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4T.	Controls and Procedures	20

Part II.	Other Information

	Item 1	Legal Proceedings	20

	Item 1A	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3	Defaults Upon Senior Securities	21

	Item 4	Submission of Matters to a Vote of Security Holders	21

	Item 5	Other Information	21

	Item 6.	Exhibits	21

Signatures			22

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

  Ability to complete a business combination;

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

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	June 30, 2008	December 31, 2007

	(Unaudited)
Assets
Current assets:
Cash	$706,298	$1,147,585
Cash held in trust account, interest and dividend income available
for working capital and taxes	937,126	3,401,744
Prepaid corporate taxes	720,591	--
Prepaid expenses	154,265	186,499

Total current assets	2,518,280	4,735,828

Other Assets
Cash held in trust account, restricted	404,386,180	402,948,395
Corporate tax refund receivable due to trust account	1,019,916	507,583

Total assets	$407,924,376	$408,191,806

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses	$612,784	$155,689
Corporate taxes payable	--	2,113,749

Total current liabilities	612,784	2,269,438

Common stock subject to possible conversion (12,419,999 shares at
conversion value)	121,837,996	120,884,509

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized
1,000,000 shares; none issued	--	--
Common stock, $0.0001 par value; authorized
120,000,000 shares; issued and outstanding
51,750,000 shares (less 12,419,999 subject
to possible conversion)	3,933	3,933
Additional paid-in capital	280,368,448	281,321,935
Earnings accumulated during development stage	5,101,215	3,711,991

Total stockholders’ equity	285,473,596	285,037,859

Total liabilities and stockholders’ equity	$407,924,376	$408,191,806

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

						Period from January 26, 2007 (inception) through June 30, 2008
					Period from January 26, 2007 (inception) through June 30, 2007
	For the three months ended June 30, 2008		For the three months ended June 30, 2007	For the six months ended June 30, 2008

Revenue		$--	$--	$--	$--	$--

Formation and
operating costs		1,660,150	--	1,887,448	1,000	2,284,255

Loss from operations		(1,660,150)	--	(1,887,448)	(1,000)	(2,284,255)

Interest and dividend
income		1,414,888	--	3,992,750	--	11,006,713

Net (loss) income
before provision for
income taxes		(245,262)	--	2,105,302	(1,000)	8,722,458
(Benefit) Provision for
income
taxes		(83,389)	--	716,078	--	3,621,243

Net (loss) income		(161,873)	--	1,389,224	(1,000)	5,101,215

Accretion of trust
account relating to
common stock
subject to
conversion		(435,857)	--	(953,487)	--	(1,110,506)

Net (loss) income
attributable to common
stockholders	$	(597,730)	$--	$435,737	$(1,000)	$3,990,709

Weighted average
number of common
shares outstanding-
basic and diluted		39,330,001	10,350,000	39,330,001	10,350,000

Basic and diluted net
(loss) income per
share		($ 0.02)	$ 0.00	$ 0.01	($ 0.00)

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Period January 26, 2007 (inception) through June 30, 2008

	Common Stock		Additional paid-in capital(1)	Earnings accumulated during development stage	Total stockholders’ equity

	Shares	Amount

Balance, January 26,
2007 (inception)	—	$—	$—	$—	$—

Common stock issued
at inception at $0.0024
per share (1)	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000
units, net of
underwriters’ discount
and offering expenses
(includes 12,419,999
shares subject to
possible conversion)	41,400,000	4,140	397,556,237	—	397,560,377

Proceeds subject to
possible conversion of
12,419,999 shares	—	(1,242)	(120,883,267)	—	(120,884,509)

Proceeds from issuance
of sponsors’ warrants	—	—	4,625,000	—	4,625,000

Net income for the
period January 26,
2007 (inception)
through December 31,
2007	—	—	—	3,711,991	3,711,991

Balance, December 31,
2007	51,750,000	3,933	281,321,935	3,711,991	285,037,859

Accretion of income to
shares subject to
possible conversion	—	—	(953,487)	—	(953,487)

Net income for the six
months ended June 30,
2008	—	—	—	1,389,224	1,389,224

Balance June 30, 2008
(Unaudited)	51,750,000	$3,933	$280,368,448	$5,101,215	$285,473,596

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2008	Period from January 26, 2007 (inception) through June 30, 2007	Period from January 26, 2007 (inception) through June 30, 2008

Cash Flows from Operating Activities
Net income	$1,389,224	$(1,000)	$5,101,215
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	457,095	1,000	612,784
Prepaid expenses	32,234	-	(154,265)
Prepaid corporate taxes	(720,591)	-	(720,591)
Corporate taxes payable	(2,113,749)	-	-

Net cash provided by (used in) operating activities	(955,787)	-	4,839,143

Cash Flows from Investing Activities
Cash held in trust account, restricted	(1,437,785)	-	(404,386,180)
Cash held in trust account, interest and dividend income available
for working capital	2,464,618	-	(937,126)
Corporate tax refund receivable due to trust account	(512,333)	-	(1,019,916)

Net cash provided by (used in) investing activities	514,500	-	(406,343,222)

Cash Flows from Financing Activities

Proceeds from issuance of stock to initial stockholders’	-	25,000	25,000
Gross proceeds from initial public offering shares	-	-	414,000,000
Proceeds from notes payable, stockholders	-	175,000	175,000
Repayment of notes payable, stockholders	-	-	(175,000)
Proceeds from issuance of sponsors’ warrants	-	-	4,625,000
Payment of underwriter’s discounts and offering costs	-	(74,811)	(16,439,623)

Net cash provided by financing activities	-	125,189	402,210,377

Net (decrease) increase in cash	(441,287)	125,189	706,298

Cash at beginning of the period	1,147,585	-	–

Cash at end of the period	$706,298	$125,189	$706,298

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$4,062,750	$-	$5,361,750

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -

INTERIM FINANCIAL INFORMATION

These unaudited condensed financial statements as of June 30, 2008 and for the three and six month periods ending June 30, 2008, and for the three months ended June 30, 2007 and for the period from January 26, 2007 (inception) through June 30, 2007 and for the period from January 26, 2007 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

All activity from January 26, 2007 (inception) through August 7, 2007 relates to the Company’s formation and the initial public offering (the “Offering”) described below. Since August 8, 2007, the Company has been searching for an acquisition candidate.

The registration statement for the Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,560,377 (after deducting offering costs of $16,439,623) and $4,625,000 from the sale of the sponsor warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -

ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Combination. An amount of $402,425,000, or approximately $9.72 per Unit (defined below) of the net proceeds of the Offering and the sale of the sponsors’ warrants (see Note 3), was placed in a trust account (“Trust Account”) and was invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Pursuant to the terms of the underwriting agreement relating to the Offering, the funds placed in the Trust Account include $13,455,000 of deferred underwriting fees and commissions (see Note 3). The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (other than its independent registered public accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, the agreement entered into by two of the Company’s officers specifically provides for two exceptions to this indemnity: there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. However, there can be no assurance that they will be able to satisfy those obligations.

The remaining net proceeds of the Offering (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,500,000 of the interest accrued on the amounts held in the Trust Account (net of tax, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund expenses related to investigating and selecting a target business or businesses and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income earned; the proceeds of the Offering held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation. As of June 30, 2008, $8,078,366 of the interest income earned in the Trust Account has been released to the Company for taxes and working capital purposes. Although $10,976,671 of interest has been earned on the Trust Account, only $1,961,180 is included in the Cash held in trust account, restricted. The balance of the undistributed interest and dividend income is shown as cash held in trust account, dividend and interest, available for working capital and taxes.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. Pursuant to the Company’s certificate of amendment, in the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote all of their founders’ common stock (the “Founders’ Common Stock”) in accordance with the vote of the majority in interest of all other stockholders of the Company

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -

ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

In connection with the Offering, OHL Limited (formerly Hanover Overseas Limited), STC Investment Holdings LLC, an entity affiliated with Michael J. Levitt, the Company’s chairman of the board, and Jonathan I. Berger, one of the Company’s directors, and Solar Capital, LLC, an entity affiliated with Michael S. Gross, one of the Company’s directors, entered into agreements with Citigroup Global Markets Inc. (the “Buyback Agreements”), in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they each agreed to place limit orders for up to $10.0 million of the Company’s common stock, or $30.0 million in the aggregate, commencing ten business days after the Company filed its Current Report on Form 8-K announcing its execution of a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). The Company filed a Current Report on Form 8-K on March 13, 2008 relating to its execution of a definitive agreement with Halcyon Asset Management LLC and certain of its affiliates (collectively, “Halcyon”) relating to an initial business combination. As a result, the Buyback Period began on March 28, 2008. These limit orders required the stockholders to purchase any of the Company’s shares of common stock offered for sale at or below a price equal to the per share amount held in the Trust Account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. In connection with the termination of the purchase agreement with Halcyon (see Note 8) the Buyback Agreements were terminated on June 23, 2008. Each of STC Investment Holdings LLC and Solar Capital, LLC purchased 286,400 shares of common stock and OHL Limited purchased 287,800 shares of the Company’s common stock pursuant to the Buyback Agreements. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve the Business Combination. As a result, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific Business Combination.

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

Cash held in Trust Account- restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non- current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long- term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Accretion of trust account relating to common stock subject to possible conversion

The Company records accretion of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of the “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

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

Stock Based Compensation

The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 12(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

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

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At June 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in a major financial institution. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts.

Offering Costs

Offering costs of $16,439,623 consist of underwriters’ discount, legal fees, printing costs and travel expenses incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering.

Recently Issued and Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -

ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued and Adopted Accounting Pronouncements (continued)

value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -

ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued and Adopted Accounting Pronouncements (continued)

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 -

INITIAL PUBLIC OFFERING

The registration statement for the Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,560,377 from the sale of the units (the “Units”) and $4,625,000 from the sale of the sponsors’ warrants (defined below) on a private placement basis. The Company sold 41,400,000 Units, including 5,400,000 Units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or fifteen months from the Effective Date, or November 1, 2008 and expiring five years from the Effective Date, or July 31, 2012.

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

Pursuant to a Registration Rights Agreement dated August 1, 2007, the Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares purchased in accordance with the Buyback Agreements will be entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and the shares of Company common stock purchased in accordance with the Buyback Agreements, as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing nine months after the consummation of a Business Combination, or earlier in certain circumstances. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The holders of shares purchased in accordance with the Buyback Agreements are entitled to demand that the Company register such securities commencing nine months after the Company consummates a Business Combination. In addition, these holders have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 4 -

INCOME TAXES

On January 26, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return as its “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 26, 2007 the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 -

INCOME TAXES (CONTINUED)

unrecognized tax benefits was required to be reported as of June 30, 2008.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 26, 2007 (inception) through June 30, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 5 -

COMMITMENTS AND CONTINGENCIES

The Company presently utilizes administrative services provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such administrative services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on August 1, 2007. For the six month period ended June 30, 2008 and the period from August 1, 2007 through June 30, 2008, rent expense amounted to $60,000 and $110,000, respectively, and is included in accrued expenses.

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

The Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares of common stock purchased in accordance with the Buyback Agreements are entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and shares of common stock purchased in accordance with the Buyback Agreements, as the case may be, pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the Founders’ Common Stock and holders of shares of common stock purchased in accordance with the Buyback Agreements are entitled to elect to exercise these registration rights at any time commencing nine months after the consummation of our Business Combination (or earlier in certain circumstances with respect to the Founders’ Common Stock). The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, these holders have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -

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

NOTE 7-

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

NOTE 8 -

BUSINESS COMBINATION

On March 12, 2008 the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which it agreed to acquire a majority interest in a newly formed entity which would own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC, a global alternative asset management firm (“Halcyon”).

On June 23, 2008, the Company entered into an agreement with Halcyon (the “Termination Agreement”) to mutually terminate the Purchase Agreement. Total costs incurred related to the terminated acquisition were $1,419,216. Under the terms of the Termination Agreement, the Company and Halcyon agreed to a release of any claims against each other, as more fully set forth in the Termination Agreement and the Company agreed to reimburse Halcyon for $1,000,000 of its expenses in the event that the Company consummates a Business Combination on or prior to August 1, 2009.

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

Business Combination

     On March 12, 2008 we entered into a purchase agreement (the “Purchase Agreement”) pursuant to which we agreed to acquire a majority interest in a newly formed entity which would own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC, a global alternative asset management firm (“Halcyon”).

     On June 23, 2008, the Company entered into an agreement with Halcyon (the “Termination Agreement”) to mutually terminate the Purchase Agreement. Under the terms of the Termination Agreement, the Company and

Halcyon agreed to a release of any claims against each other, as more fully set forth in the Termination Agreement. The Company is currently evaluating other target businesses for a potential business combination.

Results of Operations and Known Trends or Future Events

     For the three months and six months ended June 30, 2008 and for the period from January 26, 2007 (inception) to June 30, 2008, we had net (loss) income of ($161,873), $1,389,224 and $5,101,215, respectively. Our income was all derived from interest and dividends earned on the net proceeds of our initial public offering. For the period from January 26, 2007 (inception) to June 30, 2007 we had net loss of $1,000.

     We incurred $1,887,448 and $2,284,255 in formation and operating costs during the six months ended June 30, 2008 and for the period from January 26, 2007 (inception) to June 30, 2008, respectively. These costs consisted of approximately $1,419,000 of terminated acquisition related costs, $201,000 of legal and accounting, $57,000 for director and officer insurance, $60,000 for administrative services, $82,000 for taxes and the balance of $68,000 for other miscellaneous expenses for the six month period ended June 30, 2008. For the three months ended June 30, 2008, we expensed approximately $1,419,000 of previously deferred terminated acquisition costs, $155,000 of corporate, legal and accounting expenses, $29,000 of insurance costs, and $57,000 of administrative and traveling costs.

     All activity from January 26, 2007 (inception) through August 7, 2007 related to our formation and our initial public offering described above. Since August 8, 2007, we have been searching for a target company to acquire. On March 12, 2008 we entered into a definitive agreement to enter into an initial business combination with Halcyon. On June 23, 2008 we terminated that definitive agreement with Halcyon and we and Halcyon agreed to a release of any claims against each other. Costs associated with the acquisition in the amount of approximately $1,419,216 have been expensed. We believe that we have sufficient funds available to complete our efforts to affect an initial business combination with an operating business within the required 24 months from the date of our final prospectus, or August 1, 2009.

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

Liquidity and Capital Resources

     As of June 30, 2008, we had cash of $706,298 and restricted cash of $404,386,180 which is held in a trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock and the subsequent loan made by a stockholder. As of June 30, 2008, we had repaid this loan. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of June 30, 2008 the funds placed in trust are earning interest at the rate of approximately 1.44%.

     Subject to our stockholders’ approval, we will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

     As of June 30, 2008, we had withdrawn $8,078,366 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $3,500,000 of the earnings (subject to restrictions for monies needed to pay income and franchise tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Of the funds withdrawn, $5,461,794 was for taxes. Therefore, up to $883,428 is still to be remitted, for working capital purposes, to our operating account which had a balance of $706,298 as of June 30, 2008. Once the $883,428 is distributed, only distributions to pay tax liabilities will be allowed. We have refunds due of $1,019,916 on the state and city tax estimates we have made, which will be returned back to the Trust Account upon receipt. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to the proposed business combination with Halcyon, which has subsequently been terminated and we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering.

     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $402.4 million of the net offering proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account at Citigroup Global Markets Inc., with the Continental Stock Transfer & Trust Company as trustee. As of June 30, 2008, the balance of the trust account was $405,323,306 (of which $937,126 was available for working capital and taxes). The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment

Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of June 30, 2008, the effective annualized interest rate payable on our investment was approximately 1.44%. Assuming no other changes to our holdings as of June 30, 2008, a 1% decrease in the underlying interest rate payable on our investment as of June 30, 2008 would result in a decrease of approximately $1.0 million in the interest earned on our investment for the following 90-day period. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-marked instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

     There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, except that the agreement with Halcyon for a proposed business combination was terminated on June 23, 2008, therefore the Risk Factors, as they relate to the terminated business combination with Halcyon, are no longer applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     There were no unregistered sales of equity securities by the Company for the six months ended June 30, 2008.

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

ITEM 3. Defaults Upon Senior Securities.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5. Other Information.

     None.

ITEM 6. Exhibits.

     (a) Exhibits:

10.1	–	Termination and Release Agreement, dated June 23, 2008, by and among Alternative Asset Management Acquisition Corp., Halcyon Management Group LLC, Halcyon Partners LP, Halcyon Employees LP, Halcyon Asset Management LLC, Halcyon Offshore Asset Management LLC, Halcyon Asset-Backed Advisors LP and Halcyon Loan Investors LP. (incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2008)

31.1	–	Section 302 Certification by Chief Executive Officer and President

31.2	–	Section 302 Certification by Chief Financial Officer and Treasurer

32.1	–	Section 906 Certification by Chief Executive Officer and President

32.2	–	Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

Dated: August 12, 2008

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