Form 10-Q
period 2008-09-30
Alternative Asset Management Acquisition Corp.
filed 2008-11-14
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes          ☒          No          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          ☒          No          ☐

As of November 14, 2008 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

			Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets at September 30, 2008 (Unaudited) and December 31,
		2007	3

		Condensed Statements of Income (Unaudited) for the three months ended
		September 30, 2008 and 2007, and for the nine months ended September 30, 2008,
		and for the period from January 26, 2007 (inception) through September 30, 2007,
		and for the period from January 26, 2007 (inception) through September 30, 2008	4

		Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period
		from January 26, 2007 (inception) through September 30, 2008	5

		Condensed Statements of Cash Flows (Unaudited) for the nine months ended (inception) through
		September 30, 2008 and for the period from January 26, 2007
		September 30, 2007, and for the period from January 26, 2007 (inception) through
		September 30, 2008	6

		Notes to Unaudited Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4T.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

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

  Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

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

     References in this report to “we,” “us” or “our company” refers to Alternative Asset Management Acquisition Corp. References to “public stockholders” refer to holders of shares of common stock sold as part of the units in our initial public offering, including any of our stockholders existing prior to the initial public offering to the extent that they purchased or acquired such shares.

PART I. – FINANCIAL INFORMATION

   ITEM 1. Financial Statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash	$1,320,984	$1,147,585
Cash held in trust account, interest and dividend income available
for working capital and taxes	95,521	3,401,744
Prepaid expenses	102,081	186,499

Total current assets	1,518,586	4,735,828

Trust account, restricted
Cash held in trust account, restricted	405,731,768	402,948,395
Corporate tax refund receivable due to trust account, restricted	1,019,733	507,583
Prepaid corporate taxes due to trust account, restricted	445,043	—

	407,196,544	403,455,978

Total assets	$408,715,130	$408,191,806

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$555,427	$155,689
Corporate taxes payable	234	2,113,749

Total current liabilities	555,661	2,269,438

Common stock subject to possible conversion (12,419,999 shares at
conversion value)	122,158,953	120,884,509

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, authorized
1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value; authorized
120,000,000 shares; issued and outstanding
51,750,000 shares (less 12,419,999 subject
to possible conversion)	3,933	3,933
Additional paid-in capital	280,047,491	281,321,935
Income accumulated during development stage	5,949,092	3,711,991

Total stockholders’ equity	286,000,516	285,037,859

Total liabilities and stockholders’ equity	$408,715,130	$408,191,806

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Income
(Unaudited)

				For the period	For the period
				from	from
				January 26, 2007	January 26, 2007
	For the three	For the three	For the nine	(inception)	(inception)
	months ended	months ended	months ended	through	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Revenue	$—	$—	$—	$—	$—

Formation and
operating costs	264,724	130,238	2,152,173	131,238	2,548,980

Loss from operations	(264,724)	(130,238)	(2,152,173)	(131,238)	(2,548,980)

Interest and dividend
income	1,557,008	2,961,914	5,549,757	2,961,914	12,563,721

Income before
provision for income
taxes	1,292,284	2,831,676	3,397,584	2,830,676	10,014,741

Provision for income
taxes	444,406	1,296,472	1,160,483	1,296,472	4,065,649

Net income	847,878	1,535,204	2,237,101	1,534,204	5,949,092

Accretion of trust
account income
relating to
common stock
subject to
conversion	(320,957)	—	(1,274,444)	—	(1,431,462)

Net income attributable
to other common
stockholders	$526,921	$1,535,204	$962,657	$1,534,204	$4,517,630

Weighted average
number of common
shares outstanding
excluding shares
subject to possible
conversion-
basic and diluted	39,330,001	30,510,001	39,330,001	18,667,130

Basic and diluted net
income per share
attributable to other
common stockholders	$.01	$.05	$.02	$.08

The accompanying notes are an integral part of these condensed financial statements.

     ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Period from January 26, 2007 (inception) through September 30, 2008

	Common Stock		Additional paid-in	Income accumulated during	Total stockholders’
Balance, January 26,	Shares	Amount	capital	development stage	equity
2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to
initial stockholders	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000 units,
net of underwriters’
discount and offering
expenses (includes
12,419,999 shares
subject to possible
conversion)	41,400,000	4,140	397,556,237	—	397,560,377

Proceeds subject to
possible conversion of
12,419,999 shares	—	(1,242)	(120,883,267)	—	(120,884,509)

Proceeds from issuance
of sponsor’s warrants	—	—	4,625,000	—	4,625,000

Net income for the
period January 26, 2007
(inception) through
December 31, 2007	—	—	—	3,711,991	3,711,991

Balance, December 31,
2007	51,750,000	3,933	281,321,935	3,711,991	285,037,859

Accretion of trust
account income relating
to common stock subject
to possible conversion	—	—	(1,274,444)	—	(1,274,444)

Net income for the nine
months ended
September 30, 2008	—	—	—	2,237,101	2,237,101

Balance September 30,
2008 (Unaudited)	51,750,000	$3,933	$280,047,491	$5,949,092	$286,000,516

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

		For the period	For the period
		from	from
	For the nine	January 26, 2007	January 26, 2007
	months ended	(inception) through	(inception) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net income	$2,237,101	$1,534,204	$5,949,092
Adjustments to reconcile net income to net cash
provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	399,738	124,638	555,427
Prepaid expenses	84,418	(10,500)	(102,081)
Corporate taxes payable	(2,113,515)	1,296,472	234

Net cash provided by operating activities	607,742	2,944,814	6,402,672

Cash Flows from Investing Activities
Cash held in trust account, restricted	(2,783,373)	(403,721,472)	(405,731,768)
Cash held in trust account, interest and dividend income available
for working capital	3,306,223	(1,665,442)	(95,521)
Prepaid corporate taxes due to trust account, restricted	(445,043)	—	(445,043)
Corporate tax refund receivable due to trust account	(512,150)	—	(1,019,733)

Net cash used in investing activities	(434,343)	(405,386,914)	(407,292,065)

Cash Flows from Financing Activities

Proceeds from issuance of stock to initial stockholders’	—	25,000	25,000
Proceeds from initial public offering shares	—	414,000,000	414,000,000
Proceeds from notes payable, stockholders	—	175,000	175,000
Repayment of notes payable, stockholders	—	(175,000)	(175,000)
Proceeds from issuance of sponsors’ warrants	—	4,625,000	4,625,000
Payment of underwriter’s discounts and offering costs	—	(16,199,939)	(16,439,623)

Net cash provided by financing activities	—	402,450,061	402,210,377

Net increase in cash	173,399	7,961	1,320,984

Cash at beginning of the period	1,147,585	—	—

Cash at end of the period	$1,320,984	$7,961	$1,320,984

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$4,231,191	$—	$5,530,191

Non-cash financing and investing transactions:
Accrual of deferred offering costs	$—	$138,534	$—

The accompanying notes are an integral part of these condensed financial statements.

     ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     These unaudited condensed financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008, and for the period from January 26, 2007 (inception) through September 30, 2007 and for the period from January 26, 2007 (inception) through September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2007 included in Alternative Asset Management Acquisition Corp.’s (the “Company”) Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 financial statements.

     The Company was incorporated in Delaware on January 26, 2007 as a blank check company formed for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets in the alternative asset management sector or related business (a “Business Combination”). However, the Company may explore potential business combinations with target businesses outside of the alternative asset management sector and related businesses. On February 22, 2007, the Company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the Company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

     The Company’s financial statements have been retroactively restated to reflect the effect of a stock dividend of 0.22667 shares of common stock per share of outstanding common stock issued on July 5, 2007, the effect of a stock dividend of 0.5 shares of common stock per share of outstanding common stock issued on July 27, 2007, and the effect of a stock dividend of 0.2 shares of common stock per share of outstanding common stock issued on August 1, 2007.

     The Company has selected December 31 as its fiscal year end.

     All activity from January 26, 2007 (inception) through August 7, 2007 relates to the Company’s formation and its initial public offering. Since August 8, 2007, the Company has been searching for an acquisition target.

     In connection with the Company’s initial public offering, OHL Limited (formerly Hanover Overseas Limited), STC Investment Holdings LLC, an entity affiliated with Michael J. Levitt, the Company’s chairman of the board, and Jonathan I. Berger, one of the Company’s directors, and Solar Capital, LLC, an entity affiliated with Michael S. Gross, one of the Company’s directors, entered into agreements with Citigroup Global Markets Inc. (the “Buyback Agreements”), in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which they each agreed to place limit orders for up to $10.0 million of the Company’s common stock, or $30.0 million in the aggregate, commencing ten business days after the Company filed its Current Report on Form 8-K announcing its execution of

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). The Company filed a Current Report on Form 8-K on March 13, 2008 relating to its execution of a definitive agreement with Halcyon Asset Management LLC and certain of its affiliates (collectively, “Halcyon”) relating to an initial business combination. As a result, the Buyback Period began on March 28, 2008. These limit orders required the stockholders to purchase any of the Company’s shares of common stock offered for sale at or below a price equal to the per share amount held in the Trust Account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. In connection with the termination of the purchase agreement with Halcyon the Buyback Agreements were terminated on June 23, 2008. Each of STC Investment Holdings LLC and Solar Capital, LLC purchased 286,400 shares of common stock and OHL Limited purchased 287,800 shares of the Company’s common stock pursuant to the Buyback Agreements. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve the Business Combination. As a result, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific Business Combination.

Going Concern and Management’s Plan and Intentions

     Other than interest and dividend income of up to $3.5 million from the trust account, the Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividends it earns on its cash not held in the Trust Account. In addition, there can be no assurance that the Company will consummate a Business Combination prior to August 1, 2009. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination, the Company will liquidate and return the funds held in the Trust Account to the holders of shares issued in its initial public offering. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of these uncertainties.

Accretion of Trust Account Relating to Common Stock Subject to Possible Conversion

     The Company records accretion of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Company’s initial public offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of the “Common stock subject to possible conversion” and is deducted from the “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from the net income on the Statements of Income to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk

     SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. All of the funds in the Company's trust account are invested in the Citi Institutional US Treasury Reserves Fund (the “Fund”). Based on the Fund's current prospectus, the Fund invests in U.S. Treasury bills, bonds, notes and receipts and may also invest in short-term obligations of U.S. government agencies and instrumentalities, but only if the obligations are backed by the full faith and credit of the United States Treasury. At September 30, 2008 the Federal Deposit Insurance Corporation insured balances in bank accounts up to $100,000 ($250,000 effective October 3, 2008) and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts.

Recently Issued Accounting Pronouncements

     In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Positions (“FSP”) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of Statement of Financial Accounting (“SFAS”) No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

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

     In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

NOTE 2 -	INCOME TAXES

     The difference between the Company’s effective tax rate (44%) for its fiscal year ended December 31, 2007 and its effective tax rate (34%) for the nine months ended September 30, 2008 was due primarily to the fact that in its fiscal year ending December 31, 2007, the Company was subject to Personal Holding Company taxes which it was not subject to for the nine months ended September 30, 2008.

NOTE 3 -	COMMITMENTS AND CONTINGENCIES

     The Company has a commitment to pay to the underwriters of its initial public offering a total underwriting discount of 7% ($29 million) of the total proceeds from the offering. The payment to the underwriters representing 3.25% ($13.5 million) of the gross proceeds from the Company’s initial public offering is deferred until the Company consummates a Business Combination.

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

Overview

     We were formed under the laws of the State of Delaware on January 26, 2007 to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more business or assets in the alternative asset management sector or a related business. However, we may explore potential business combinations with target businesses outside of the alternative asset management sector and related businesses. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination. On February 22, 2007 the company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

     On August 7, 2007, we completed our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option, at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,625,000 sponsors’ warrants to certain existing shareholders pursuant to a sponsors’ warrant purchase agreement dated July 6, 2007 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,625,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $414,000,000. After the payment of offering expenses, the net proceeds to us amounted to $397,560,377. Each unit consists of one share of our common stock, $.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing upon of the completion of an initial business combination and expiring five years from the effective date of the initial public offering (July 31, 2012). The warrants will be redeemable by us, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

     On March 12, 2008 we entered into a purchase agreement (the “Purchase Agreement”) pursuant to which we agreed to acquire a majority interest in a newly formed entity which would own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC, a global alternative asset management firm (“Halcyon”).

     On June 23, 2008, the Company entered into an agreement with Halcyon (the “Termination Agreement”) to mutually terminate the Purchase Agreement. Under the terms of the Termination Agreement, the Company and Halcyon agreed to a release of any claims against each other, as more fully set forth in the Termination Agreement and the Company agreed to reimburse Halycon for $1,000,000 of its expenses in the event the Company consummates a business combination prior to August 1, 2009. The Company is currently evaluating other target businesses for a potential business combination.

Results of Operations and Known Trends or Future Events

     For the three months and nine months ended September 30, 2008 and for the period from January 26, 2007 (inception) through September 30, 2008, we had net income of $847,878, $2,237,101 and $5,949,092, respectively. Our income was all derived from interest and dividends earned on the net proceeds of our initial public offering. For the period from January 26, 2007 (inception) through September 30, 2007 and for the three months ended September 30, 2007, we had net income of $1,534,204 and $1,535,204, respectively.

     We incurred $2,152,173 and $2,548,980 in formation and operating costs during the nine months ended September 30, 2008 and for the period from January 26, 2007 (inception) through September 30, 2008, respectively. These costs consisted of approximately $1,491,000 of terminated acquisition related costs, $251,000 of legal and accounting costs, $86,000 for director and officer insurance, $158,000 for administrative services, $124,000 for taxes and the balance of $42,000 for other miscellaneous expenses for the nine month period. For the three months ended September 30, 2008, we expensed approximately $72,000 of previously deferred terminated acquisition costs, $50,000 of corporate, legal and accounting expenses, $29,000 of insurance costs, $42,000 of Delaware franchise taxes, and $72,000 of administrative costs.

     For the period from January 26, 2007 (inception) through September 30, 2007, we incurred approximately $131,000 of costs consisting of $70,000 of legal and accounting costs, $22,000 of insurance, $1,000 of formation costs, and $38,000 of administrative costs. Of the total costs for the period, only the $1,000 of formation costs was not incurred in the three month period ending September 30, 2007.

     All activity from January 26, 2007 (inception) through August 7, 2007 related to our formation and our initial public offering described above. Since August 8, 2007, we have been searching for a target company to acquire. On March 12, 2008 we entered into a definitive agreement to enter into an initial business combination. On June 23, 2008 we terminated that definitive agreement with Halcyon and agreed to a release of any claims against each other. Costs associated with the acquisition in the amount of approximately $1,419,216 have been expensed.

Going Concern and Management’s Plan and Intentions

     Our funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that we will enter into a business combination prior to August 1, 2009. Pursuant to our Certificate of Incorporation, if we are unable to consummate a timely business combination, we would have to liquidate and return the funds held in our trust account to the holders of shares issued in our initial public offering as previously described. These factors raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

     As of September 30, 2008, we had available cash of $1,320,984, approximately $14,000 cash held in trust available for working capital and restricted cash of $405,731,768 which is held in a trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock and the subsequent loan made to us by a stockholder. As of September 30, 2008, we had repaid this loan. Since our initial public offering, our only source of income has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of September 30, 2008 the funds placed in trust were earning an annualized interest rate of approximately 1.36%.

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

     As of September 30, 2008, we had available cash of $1,320,984 and approximately $14,000 cash held in trust available for working capital which we expect to use for the due diligence investigation of a target business or businesses and our general administrative expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

     As of September 30, 2008, we had withdrawn $9,130,234 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $3,500,000 of the earnings (subject to restrictions for monies needed to pay income and franchise tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Of the funds withdrawn, $5,644,737 was for taxes. Therefore, as of September 30, 2008, up to $14,503 was still to be remitted, for working capital purposes, to our operating account which had a balance of $1,320,984 as of September 30, 2008. Once the $3,500,000 is distributed, only distributions to pay income and franchise tax liabilities will be allowed. As of the date of this filing, we have received refunds due of $866,983 on state and city tax estimated payments that we made, which have been returned back to the trust account. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to the proposed business combination with Halcyon, which has subsequently been terminated and we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering.

     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $402.4 million of the net offering proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account at Citigroup Global Markets Inc., with the Continental Stock Transfer & Trust Company as trustee. As of September 30, 2008, the balance of the trust account was $405,827,289. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of September 30, 2008, the effective interest rate payable on our investment was approximately 1.36%. Assuming no other changes to our holdings as of September 30, 2008, a 1% decrease in the underlying interest rate payable on our investment as of September 30, 2008 would result in a decrease of approximately $1 million in the interest earned on our investment for the following 90-day period. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

   ITEM 4T. Controls and Procedures.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

     There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, except that the agreement with Halcyon for a proposed business combination was terminated on June 23, 2008, therefore the Risk Factors as they relate to the terminated business combination with Halcyon are no longer applicable.

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     There were no unregistered sales of equity securities by the Company for the nine months ended September 30, 2008.

     On August 7, 2007, we consummated our initial public offering of 41,400,000 units, which includes 5,400,000 units pursuant to the underwriters’ over-allotment option. The securities sold in the our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-141593). The SEC declared the registration statement effective on August 1, 2007. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $414,000,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. Each warrant will become exercisable on the completion of a business combination and will expire on July 31, 2012, or earlier upon redemption.

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

For a description of the use of proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

Dated: November 14, 2008	By: /s/ Mark D. Klein
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