Form 10-K
period 2008-12-31
Alternative Asset Management Acquisition Corp.
filed 2009-03-16
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

N/A
Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock,
$0.0001 par value
per share, and one Warrant	NYSE Alternext US
Common Stock	NYSE Alternext US
Warrants	NYSE Alternext US

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |X|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|	No |_|

As of June 30, 2008, the aggregate market value of the voting or non-voting equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008 of $9.30, as reported on the NYSE Alternext US LLC, or NYSE Alternext US (f/k/a the American Stock Exchange), was approximately $377,029,400. In determining the market value of the voting or non-voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2009 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

Forward-Looking Statements

     This report and the information incorporated by reference in it, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

  The delisting of our securities from the NYSE Alternext US or the ability to have our securities listed on the NYSE Alternext US following our initial business combination;

  Use of proceeds not in trust or available to us from interest and dividend income on the trust account balance; or

  Financial performance.

     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part I, Item 1A). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

     References in this report as to “we,” “us” or “our company” refer to Alternative Asset Management Acquisition Corp. References to “public stockholders” refer to holders of shares of common stock sold as part of the units in our initial public offering, including any of our stockholders existing prior to the initial public offering to the extent that they purchased or acquired such shares.

PART I

Item 1. Business

General

     We are a blank check company, formed under the laws of the State of Delaware on January 26, 2007, to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets in the alternative asset management sector or a related business, which we refer to as our initial business combination or our business combination. However, we may also explore potential business combinations and consummate our initial business combination with one or more target businesses outside of the alternative asset management sector and related businesses. We intend to effect this business combination using cash from the proceeds of our completed initial public offering and the private placements of our sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt.

     The registration statement for our initial public offering was declared effective on August 1, 2007. On August 7, 2007 we sold 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per unit and received net proceeds of $397,560,377. Pursuant to a sponsors’ warrants securities purchase agreement dated July 6, 2007, our sponsors, OHL Limited (formerly Hanover Overseas Limited), STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments LLC, Mark Klein and Steven Shenfeld, purchased from us, in the aggregate, 4,625,000 sponsors’ warrants for $4,625,000. The purchase and issuance of the sponsors’ warrants occurred simultaneously with the consummation of our initial public offering on a private placement basis.

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

     Except as described below, proceeds in the trust account will not be released until the earlier of completion of our initial business combination or our liquidation. Unless and until an initial business combination is consummated, proceeds held in the trust account will not be available for our use for any purpose, except that (i) up to $3,500,000 of the interest and dividends accrued on the amounts held in the trust account (net of tax, if any, payable by the Company with respect to such interest and dividends) may be released to us to fund expenses related to investigating and selecting a target business or businesses and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income and dividend earned on the trust account.

     On March 12, 2008 we entered into a purchase agreement, or the Purchase Agreement, pursuant to which we agreed to acquire a majority interest in a newly formed entity which would own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC, a global alternative asset management firm with approximately $11.5 billion in assets under management, or Halcyon. On June 23, 2008, we entered into an agreement with Halcyon, which we refer to as the Termination Agreement, to mutually terminate the Purchase Agreement. Under the terms of the Termination Agreement, we and Halcyon agreed to a release of any claims against each other, as more fully set forth in the Termination Agreement and we agreed to reimburse Halcyon for $1,000,000 of its expenses in the event that we consummate an initial business combination on or prior to August 1, 2009.

     Under the terms of our amended and restated certificate of incorporation, we have until August 1, 2009 to complete an initial business combination.

Alternative Asset Management Industry

     Since our initial public offering, we have been primarily focusing our efforts on identifying prospective target businesses in the alternative asset management sector or a related business. A business related to the alternative asset management sector means a business providing services or products with respect to the alternative asset management sector, including services to alternative asset management businesses or to investors in alternative asset management businesses in their capacities as such investors. Such related business could include back-office administrative services, information technology service providers and advisory and administrative service providers to high-net worth families and investors, third-party marketers and family offices. Businesses in the alternative asset management sector are commonly referred to by such categories as hedge funds, private equity funds or real estate funds, among others. Alternative asset management portfolios typically include a significant performance fee component and measure success in terms of absolute returns rather than comparisons to benchmark indices.

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

     With a trust account initially in the amount of approximately $402.43 million, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we believe we can consummate an initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we believe we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

     Our management team has extensive experience in the alternative asset management industry. In 2001 Michael J. Levitt, our Chairman of the Board, founded Stone Tower Capital LLC, an asset management firm focused on credit and credit-related assets. Through its affiliates, Stone Tower managed at December 31, 2008 approximately $37 billion in leveraged finance-related assets across various investment vehicles. At December 31, 2008, Stone Tower had 76 employees including 34 investment professionals. Stone Tower’s objective is to generate stable and consistent returns for its investors which include domestic and international banking institutions, insurance companies, pension funds, institutional money management firms, family offices and high net-worth individuals.

     We have leveraged the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the asset management industry. We believe that companies involved in this industry represent attractive acquisition targets for a number of reasons, including potentially attractive valuations and the large number of middle market acquisition candidates.

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

However, the agreement entered into by Messrs. Klein and Lapping specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, there is no guarantee that vendors, prospective target businesses or other entities will execute such waivers, or even if they execute such waivers that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. In addition, the indemnification provided by Messrs. Klein and Lapping is limited to claims by vendors that do not execute such waivers as described above. Claims by target businesses or other entities and vendors that execute such agreements would not be indemnified by Messrs. Klein and Lapping. We currently believe that each of Messrs. Klein and Lapping has substantial means and is capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked either of them for any security or funds for such an eventuality. Despite our belief, we cannot assure you Messrs. Klein and Lapping will be able to satisfy those obligations. The indemnification obligations may be substantially higher than they currently foresee or expect and/or their financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

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

     Sources of target businesses

     Potential target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Potential target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, have also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions. We have engaged the services of certain professional firms and other individuals that specialize in business acquisitions on a formal basis, and we may continue to engage these firms or other individuals in the future. We may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. To date, all of the contracts through which we have engaged such firms and individuals provide finders services are contingent on our consummating a business combination with an entity introduced to us by such entity or individual. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event, however, will any of our initial stockholders, sponsors, officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or with respect to the initial business combination (regardless of the type of transaction that it is). We will not enter into an initial business combination with a target business that is affiliated with any of our officers, directors, initial stockholders or sponsors, including any entity that has received a material financial investment from our initial stockholders or sponsors or any entity affiliated with our officers, directors, initial stockholders or sponsors.

     Selection of a target business and structuring of a business combination

     In addition to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such initial business combination, we will only consummate an initial business combination in which we become the controlling shareholder of the target. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company. We will not consider any transaction that does not meet such criteria.

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

     These criteria are not intended to be all-inclusive. We may enter into an initial business combination with a target business that does not meet these criteria or guidelines. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we have and will continue to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, as well as review of financial and other information which will be made available to us. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may affect the applicable target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

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

     Possible lack of business diversification

     Our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $13.5 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with one or more businesses or assets. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

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

     Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target businesses, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial business combination.

     Limited ability to evaluate the target business’ management

     Although we have and intend to continue to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. While it is possible that one or more of our executive officers or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Our current officers and directors would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. However, to the extent that these considerations are a factor in our decision, it will pose potential conflicts of interest. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

     In connection with seeking stockholder approval of an initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their shares of common stock purchased prior to our initial public offering, or the founders’ common stock, in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or shares purchased following our initial public offering in the open market by any of our initial stockholders, sponsors, officers or directors, including any shares purchased by OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC, under agreements with Citigroup Global Markets

Inc., in accordance with Rule 10b5-1 under the Exchange Act, which we refer to as the Buyback Agreements, pursuant to which they each agreed to place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate, commencing ten business days after we filed our Current Report on Form 8-K announcing our execution of a definitive agreement for an initial business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances, which we refer to as the Buyback Period. We filed a Current Report on Form 8-K on March 13, 2008, announcing the execution of a definitive agreement with Halcyon relating to a potential initial business combination, resulting in a Buyback Period that began on March 28, 2008. These limit orders required the stockholders to purchase any of our shares of common stock offered for sale at or below a price equal to the per share amount held in our trust account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. Each of STC Investment Holdings LLC, Solar Capital, LLC and OHL Limited purchased 286,400 shares of common stock pursuant to the Buyback Agreements. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve the initial business combination. As a result, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific initial business combination. In connection with the termination of the purchase agreement with Halcyon, the Buyback Agreements were terminated on June 23, 2008.

     We will proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders present in person or by proxy are voted in favor of our initial business combination and public stockholders owning less than 30% of the shares sold in our initial public offering both exercise their conversion rights and vote against our initial business combination. Our initial stockholders will not be permitted to exercise conversion rights if the initial business combination is approved, as described below. In the event we fail to complete an initial business combination, these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including shares purchased pursuant to such limit orders.

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

     The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income and franchise taxes on such interest, and net of interest and dividend income of up to $3.5 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed initial business combination), divided by the number of shares sold in our initial public offering. As of December 31, 2008, the per-share amount in our trust account was $9.85, or $0.15 less than the per-unit offering price of $10.00.

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

     We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial offering exercise their conversion rights. The initial conversion price as of the consummation of our initial public offering was approximately $9.72 per share. As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

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

  if our initial business combination is not consummated within 24 months of the date of our final prospectus, then our existence will terminate and we will distribute all amounts in the trust account and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders;

  upon the consummation of our initial public offering, approximately $402.43 million including approximately $13.5 million of deferred underwriting discounts and commissions was placed into the trust account;

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

  the audit committee shall review and approve all payments made to our initial stockholders, sponsors, officers, directors and our and their affiliates, other than the payment of an aggregate of $10,000 per month to Hanover Group US LLC for certain general and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval; and

  we will not enter into our initial business combination with an entity which is affiliated with any of our officers, directors, sponsors or initial stockholders.

     Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% (minus one share) of the shares sold in our initial public offering have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward.

Competition

     We have encountered intense competition and will continue to encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions in identifying, evaluating and selecting a target business for an initial business combination. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us.

Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

  our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

  our obligation to convert into cash up to 30% (minus one share) of our shares of common stock held by our public stockholders who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for an initial business combination;

  our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

  the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $13.5 million) could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

     Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

     We currently list our executive offices at 590 Madison Avenue, 35th Floor, New York, New York 10022. Hanover Group US LLC, an affiliate of one of our initial stockholders and sponsors, is providing certain general and administrative services at that location to us at a fee of $10,000 per month. We believe, based on fees for similar services in the New York metropolitan area that the fee charged by Hanover Group US LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider their services adequate for our current operations.

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

Periodic Reporting and Financial Information

     We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. We do not currently have a website and consequently do not make available materials we file with or furnish to the SEC. We will provide electronic or paper copies of such materials free of charge upon request.

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

     We are currently required to comply with the internal control requirements of the Sarbanes-Oxley Act. However, a target company with which we may seek a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Conflicts of Interest

Potential investors should also be aware of the following other potential conflicts of interest:

  None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

  Our directors and members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Some of our officers and directors are now and may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company. We have entered into a business opportunity right of first review agreement with Hanover Group US LLC, Mark D. Klein and Paul D. Lapping, which provides that from the date of our final prospectus until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Hanover Group US LLC, Messrs. Klein and Lapping (subject to any fiduciary obligations they may have), and companies or other entities which they manage or control become aware, in the alternative asset management sector or a related business with an enterprise value of $155 million or more. Due to existing and future affiliations, our other directors may have fiduciary obligations to present potential business opportunities to other entities with which they are affiliated prior to presenting them to us. Other than Mr. Klein, our directors have not entered into a similar right of first review agreement, and due to potential conflicts of interest we have agreed that neither Mr. Levitt, Mr. Berger nor Mr. Gross is obligated to present to us any specific business opportunity, including any potential initial business combination. Accordingly, our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

  OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC, have made purchases of our common stock pursuant to the Buyback Agreements. OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC are entitled to vote the shares of common stock purchased pursuant to the Buyback Agreements as they choose on a proposal to approve an initial business combination. In addition, if our initial stockholders, sponsors, officers or directors purchase shares of common stock as part of our initial public offering or in the open market, they would be entitled to vote such shares as they choose on a proposal to approve an initial business combination. In no event can our initial shareholders exercise conversion rights with respect to the proposed business combination and convert their shares into a portion of the trust account; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including the shares purchased pursuant to such limit orders, in the event we fail to complete an initial business combination.

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

     In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, we have entered into a business opportunity right of first review agreement with Hanover Group US LLC, Mark D. Klein and Paul D. Lapping, which provides that from the date of our final prospectus until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Hanover Group US LLC, Messrs. Klein and Lapping (subject to any fiduciary obligations they may have), and companies or other entities which they manage or control, become aware in the alternative asset management sector or a related business with an enterprise value of $155 million or more. Our other directors, however, have not undertaken a similar obligation.

     Mr. Levitt, our chairman, is, and will continue to be:

  chairman and chief investment officer of Stone Tower Capital LLC, an alternative asset management firm, which manages several investment funds through affiliates;

  chief executive officer of Stone Tower Equity Partners LLC, which manages related equity funds through affiliates; and

  chief executive officer and director of Everquest Financial Ltd., a company that holds interests in structured finance vehicles.

     Mr. Berger, a director, is, and will continue to be:

  senior managing director of Stone Tower Capital LLC; and

  senior managing director of Stone Tower Equity Partners LLC.

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

     In connection with the vote required for our initial business combination, all of the initial stockholders, have agreed to vote the founders’ common stock in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the founders’ common stock. If they purchase shares of common stock as part of our initial public offering or in the open market, however, including pursuant to the Buyback Agreements discussed above, they would be entitled to vote such shares as they choose on a proposal to approve an initial business combination; however, in no event could they exercise conversion rights and convert their shares into a portion of the trust account.

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

     We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning an initial business combination and we cannot assure you that we will be able to complete an initial business combination. If we expend all of the proceeds from our initial public offering not held in trust and interest and dividend income earned of up to $3.5 million (net of income and franchise taxes on such interest and dividend income) on the balance of the trust account that may be released to us to fund our working capital requirements in seeking to complete an initial business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

     Pursuant to our amended and restated certificate of incorporation, we have 24 months from the date of our final prospectus, or until August 1, 2009, in which to complete an initial business combination. If we fail to consummate an initial business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Sixth of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, an initial business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

Recent turmoil across various sectors of the financial markets may negatively impact our ability to complete a business combination.

     Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and the unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to complete a business combination, particularly if we are required to obtain additional financing in order to complete a proposed business combination.

If we are forced to liquidate before an initial business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.

     If we are unable to complete an initial business combination within 24 months from the date of our final prospectus, or August 1, 2009, and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.00 because of the expenses of our offering, our general and administrative expenses and the anticipated costs of seeking an initial business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

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

     Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that was not identified at the time of our initial public offering, we are deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the NYSE Alternext US, a national securities exchange, and we have net tangible assets in excess of $5.0 million and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate an initial business combination, it may be more difficult for us to do so.

     We have and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the type of businesses that we intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction and make us less attractive to a potential target business. In addition, our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Also, our obligation in certain instances to convert into cash shares of our common stock may reduce the resources available to us for a business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate for at least 24 months, we may be unable to complete an initial business combination.

     We believe that, until August 1, 2009, the funds available to us outside of the trust account, plus the interest and dividend income earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business, in the event that we do not consummate our proposed business combination. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and our consummation of an initial business combination since we depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

     Of the net proceeds of our initial public offering, only $25,000 was available to us initially outside the trust account to fund our working capital requirements. We have depended on sufficient interest and dividends being earned on the proceeds held in the trust account to provide us with the additional working capital we need to identify one or more target businesses and to complete an initial business combination, as well as to pay any tax obligations that we may owe. While we have had certain interest and dividends earned on the funds in the trust account released to us for such purposes, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our initial stockholders are under no obligation to advance funds in such circumstances.

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

     If we are unable to complete an initial business combination by 24 months from the date of our final prospectus, or August 1, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all vendors that we engage after the consummation of our initial public offering and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

If the private placement of our sponsors’ warrants was not conducted in compliance with applicable law, our sponsors may have the right to rescind their warrant purchases. Their rescission rights, if any, may require us to refund an aggregate of $4,625,000 to our sponsors, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our liquidation.

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

     We continue to target businesses in the alternative asset management sector and related businesses, along with businesses in other sectors. Alternative asset management portfolios are commonly referred to by such categories as hedge funds, private equity funds or real estate funds, among others. Over the past several years, the size and number of hedge funds and private equity funds has continued to increase. If this trend continues, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of alternative asset management businesses relative to investments in other investment products could decrease.

     To the extent we complete a business combination with, or ultimately acquire, a business in the alternative asset management sector, we will compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. Additionally, many of these competitors may be attempting to acquire businesses in the alternative asset management sector, which could make it more difficult for us to consummate our initial business combination. After any such acquisition, a number of factors may serve to increase our competitive risks:

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

We may issue shares of our capital stock or debt securities to complete an initial business combination. Issuances of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

     Our amended and restated certificate of incorporation, which was in effect at the time of consummation of our offering, authorized the issuance of up to 120,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after the offering and the purchase of the sponsors’ warrants, there were 22,225,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the sponsors’ warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this offering, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete an initial business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

     It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. In addition, under the terms of the Termination Agreement, pursuant to which we and Halcyon agreed to mutually terminate the Purchase Agreement, we agreed to reimburse Halcyon for $1,000,000 of its expenses in the event that we consummate an initial business combination on or prior to August 1, 2009. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the initial business combination for any number of reasons including those beyond our control such as that 30% or more of our public stockholders vote against the initial business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the initial business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

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

     Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest and dividend income from the trust account up to a maximum of $3.5 million that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations for 24 months and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers or directors could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

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

     Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. As of the date of this annual report, Mr. Levitt, our chairman, is affiliated with Stone Tower Capital LLC, Stone Tower Equity Partners LLC and Everquest Financial Ltd., Mr. Berger, a director, is affiliated with Stone Tower Capital LLC and Stone Tower Equity Partners LLC and Mr. Gross, a director, is affiliated with Solar Capital, LLC, Magnetar Capital Partners LP and Magnetar Financial LLC. See “Business — Conflicts of Interest.” Furthermore, each of our principals may become involved with subsequent blank check companies similar to our company. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe contractual or other fiduciary duties. Accordingly, they may have fiduciary obligations and other conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

     We have entered into a business opportunity right of first review agreement with Hanover Group US LLC, Mark D. Klein and Paul D. Lapping, which provides that we will have a right of first review with respect to business combination opportunities of Hanover Group US LLC and Messrs. Klein and Lapping, and companies or other entities which they manage or control, in the alternative asset management sector or a related business with an enterprise value of $155 million or more. Other than Mr. Klein, our directors have not entered into a similar right of first review agreement, and due to potential conflicts of interest we have agreed that neither Mr. Levitt, Mr. Berger nor Mr. Gross is obligated to present to us any specific business opportunity, including any potential initial business combination. See “Business — Conflicts of Interest.”

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

     Certain of our directors and entities affiliated with certain of our directors and executive officers, own shares of our common stock that were issued prior to our initial public offering in consideration for an aggregate purchase price of $25,000. Such purchasers have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate an initial business combination. Additionally, STC Investment Holdings LLC, OHL Limited, Solar Capital, LLC, Jakal Investments LLC, Mark D. Klein and Steven Shenfeld purchased 1,423,000, 1,067,250, 712,000, 712,000, 355,750 and 355,000 sponsors’ warrants, respectively, each at a purchase price of $1.00 per warrant, upon consummation of our initial public offering. Accordingly, the founders’ common stock as well as the sponsors’ warrants will be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination.

     Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The NYSE Alternext US may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

     Our securities are listed on the NYSE Alternext US, a national securities exchange, or the Exchange. Although we expect to continue to meet the minimum initial listing standards set forth in Section 101(c) of the Exchange’s Company Guide, which only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on the Exchange in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

     On February 10, 2009, we received notice from the staff of the Exchange that we are not considered to be in compliance with Section 704 of the Exchange’s Company Guide in that we did not hold an annual meeting of our stockholders during 2008. In order to maintain the listing of our common stock on Exchange, we were required to submit a plan by March 10, 2009, advising the Exchange of the actions we have taken, or will take, that will bring us into compliance by August 11, 2009. We submitted a plan to the Exchange on March 6, 2009 explaining that, pursuant to our amended and restated articles of incorporation, we must consummate an initial business combination by August 1, 2009, or we will dissolve and liquidate. As a result, we will either hold an annual meeting of stockholders prior to August 1, 2009 or liquidate, in which case our securities would be delisted from the Exchange. As of the date of this report, the Exchange has not notified us as to whether or not our plan will be accepted. If the Exchange accepts our plan, then we may be able to continue our listing during the time up to August 11, 2009, but during that time we will be subject to periodic review by the Exchange to determine whether we are making progress consistent with our plan. If our plan is not accepted by the Exchange, then we expect that we will become subject to delisting proceedings by the Exchange. Furthermore, if our plan is accepted but we are not in compliance with the continued listing standards at August 11, 2009, or we do not make progress consistent with our plan during the time up to August 11, 2009, then we expect that the Exchange would initiate delisting proceedings.

     If the Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

     In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

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

     Although we believe that the net proceeds from our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us, will be sufficient to allow us to consummate an initial business combination, we may not be able to meet the capital requirements for any proposed business combination. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after an initial business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

     Upon the consummation of our initial public offering and the exercise of the underwriters’ over-allotment option, our initial stockholders (including all of our officers and directors) collectively owned approximately 20% of our issued and outstanding shares of common stock. None of our initial stockholders purchased units in our offering. In addition, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC, entered into Buyback Agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Exchange Act, pursuant to which they each agreed to place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate, commencing on March 28, 2008 and ending on June 23, 2008 when the Buyback Agreements were terminated. Each of STC Investment Holdings LLC, Solar Capital, LLC and OHL Limited purchased 286,400 shares of common stock pursuant to the Buyback Agreements. Assuming that no other shares of our common stock are purchased by our officers, directors or sponsors or entities affiliated with our officers, directors and sponsors prior to such time, our officers, directors and sponsors and entities affiliated with our officers, directors and sponsors will hold approximately 21.6% of our issued and outstanding shares of common stock prior to the stockholder vote relating to an initial business combination. Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected at each annual general meeting. We do not plan to hold an annual meeting of stockholders to elect new directors prior to the consummation of an initial business combination, in which case all of the current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of an initial business combination.

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

If our initial stockholders, our sponsors or their permitted transferees exercise their registration rights, it may have an adverse effect on the market price of our common stock.

     The initial stockholders or their permitted transferees are entitled to demand that we register the resale of the founders’ common stock at any time generally commencing nine months after the consummation of our initial business combination. Additionally, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC are entitled to demand that we register the resale of the shares of common stock they purchased pursuant to the Buyback Agreements at any time generally commencing nine months after the consummation of an initial business combination. Our sponsors or their permitted transferees are entitled to demand that we register the resale of their sponsors’ warrants and underlying shares of common stock at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into an initial business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

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

     If we effect an initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

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

     We are currently required to comply with the internal control requirements of the Sarbanes-Oxley Act. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B. Unresolved Staff Comments

     Not applicable

Item 2. Properties

     We currently list our executive offices at 590 Madison Avenue, 35th Floor, New York, New York 10022. Hanover Group US LLC, an affiliate of one of our initial stockholders and sponsors, is providing certain general and administrative services at that location to us at a fee of $10,000 per month. We believe, based on fees for similar services in the New York metropolitan area that the fee charged by Hanover Group US LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider their services adequate for our current operations.

Item 3. Legal Proceedings

     There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

     Our equity securities trade on the NYSE Alternext US (f/k/a the American Stock Exchange). Each of our units consists of one share of common stock and one warrant and trades on NYSE Alternext US under the symbol “AMV.U.” On August 13, 2007, the warrants and common stock included in our units began to trade separately on the NYSE Alternext US under the symbols “AMV.WS” and “AMV,” respectively.

     Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50. Each warrant will become exercisable on the later of our completion of a business combination or November 1, 2008 and will expire on July 31, 2012, or earlier upon redemption.

     The following table sets forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company’s units, common stock and warrants, respectively, as reported on the NYSE Alternext US.

	Units		Common Stock		Warrants

	High	Low	High	Low	High	Low

2009:
First Quarter*	9.30	9.12	9.57	9.27	.10	.02
2008:
Fourth Quarter	9.16	8.70	9.26	8.66	.29	.03
Third Quarter	9.70	9.10	9.44	8.91	.40	.19
Second Quarter	10.20	9.45	9.50	9.18	.67	.32
First Quarter	10.70	10.00	9.49	9.10	1.28	.64
2007:
Fourth Quarter	10.60	9.83	9.39	8.75	1.30	.90
Third Quarter**	10.10	9.70	9.20	8.82	.94	.82

* Through March 5, 2009

** Represents the high and low sale prices for our units from our initial public offering on August 2, 2007 through September 30, 2007. Represents the high and low sales prices for our common stock and warrants since they commenced trading on August 13, 2007 through September 30, 2007.

Use of Proceeds from Registered Offering

     On August 7, 2007, we consummated our initial public offering of 41,400,000 units, which includes 5,400,000 units pursuant to the underwriters’ over-allotment option. The securities sold in the our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-141593). The SEC declared the registration statement effective on August 1, 2007. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $414,000,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. Each warrant will become exercisable upon our completion of a business combination and will expire on July 31, 2012, or earlier upon redemption.

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

Holders of Common Equity

     On March 12, 2009, there was one holder of record of our units, seven holders of record of our warrants and ten holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

     We have not paid any cash dividends on our common stock to date, and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payments of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations, and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Repurchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Performance Graph

     The graph below compares the cumulative total return of our common stock from August 1, 2007, the date that our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Cumulative Total Return

Item 6. Select Financial Data

     The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and the notes and schedules thereto, which are included in this annual report on Form 10-K.

Income Statement Data:	For the year ended December 31, 2008	For the period from January 26, 2007 (inception) through December 31, 2007	For the period from January 26, 2007 (inception) through December 31, 2008

Revenue	$—	$—	$—
Loss from operations	$(2,396,923)	$(396,806)	$(2,793,729)
Interest and dividend income	$6,370,571	$7,013,963	$13,384,534
Net income attributable to
common stockholders	$1,168,300	$3,554,972	$4,723,272
Basic and diluted net income
per share	$.03	$.15
Weighted average shares
outstanding	39,330,001	23,343,983

Balance Sheet Data:	December 31, 2008	December 31, 2007

Working capital	$761,264	$2,973,973
Total assets	$408,867,045	$408,191,806
Total liabilities	$327,374	$2,269,438
Value of common stock subject to conversion to
cash ($9.85 and $9.73 per share, respectively)	$122,333,512	$120,884,509
Stockholders’ equity	$286,206,159	285,037,859

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Overview

     We were formed under the laws of the State of Delaware on January 26, 2007 to acquire through a merger, capital stock exchange, asset acquisition, reorganization or other similar business combination one or more business or assets in the alternative asset management sector or a related business. However, we may explore potential business combinations with target businesses outside of the alternative asset management sector and related business. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination. On February 22, 2007 we changed our name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, we changed our name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

     On August 7, 2007, we completed our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option, at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,625,000 sponsors’ warrants to certain existing stockholders pursuant to a sponsors’ warrant purchase agreement dated July 6, 2007 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,625,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $414,000,000. After the payment of offering expenses, the net proceeds to us amounted to $397,560,377. Each unit consists of one share of our common stock, $.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of an initial business combination or fifteen months from the effective date of the initial public offering (November 1, 2008) and expiring five years from the effective date of the initial public offering (July 31, 2012). The warrants will be redeemable by us, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

     On March 12, 2008 we entered into the Purchase Agreement pursuant to which we agreed to acquire a majority interest in a newly formed entity which would own all of the management and fee generating entities affiliated with Halcyon.

     On June 23, 2008, we entered into the Termination Agreement with Halcyon to mutually terminate the Purchase Agreement. Under the terms of the Termination Agreement, we and Halcyon agreed to a release of any claims against each other, as more fully set forth in the Termination Agreement and we agreed to reimburse Halcyon for $1,000,000 of its expenses in the event we consummate an initial business combination prior to August 1, 2009. We are currently evaluating other target businesses for a potential business combination.

Results of Operations and Known Trends or Future Events

     For the year ended December 31, 2008, we had a net income of $2,617,303 consisting of $6,370,571 of interest income offset by $2,396,923 of formation and operating costs and $1,356,345 of provisions for income tax.

     For the period from January 26, 2007 (inception) through December 31, 2007, we had a net income of $3,711,991 consisting of $7,013,963 of interest income offset by $396,806 of formation and operating costs and $2,905,166 of provisions for income tax.

     We incurred $2,396,923 and $2,793,729 in formation and operating costs during the year ended December 31, 2008 and for the period from January 26, 2007 (inception) through December 31, 2008, respectively. These costs consisted of approximately $1,537,000 of terminated acquisition related costs, $479,000 of legal and accounting costs, $166,000 for director and officer insurance, $274,000 for administrative services, $236,000 for taxes and the balance of $102,000 for other miscellaneous expenses for the period from January 26, 2007 (inception) through December 31, 2008. For the year ended December 31, 2008, we expensed approximately $1,537,000 of previously deferred terminated acquisition costs, $329,000 of corporate, legal and accounting expenses, $115,000 of insurance costs, $165,000 of Delaware franchise taxes, and $251,000 of administrative costs.

     For the period from January 26, 2007 (inception) through December 31, 2007, we incurred approximately $397,000 of costs consisting of $150,000 of legal and accounting costs, $50,000 of insurance, $71,000 of Delaware franchise taxes, $1,000 of formation costs, and $125,000 of administrative costs.

     All activity from January 26, 2007 (inception) through August 7, 2007 related to our formation and our initial public offering described above. Since August 8, 2007, we have been searching for a target company to acquire. On March 12, 2008, we entered into a definitive agreement to enter into an initial business combination. On June 23, 2008, we terminated that definitive agreement with Halcyon and agreed to a release of any claims against each other, as more fully set forth in the Termination Agreement and we agreed to reimburse Halcyon for $1,000,000 of its expenses in the event that we consummate an initial business combination on or prior to August 1, 2009. Costs associated with the acquisition in the amount of approximately $1,537,459 have been expensed.

Going Concern and Management’s Plan and Intentions

     Our funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that we will enter into a business combination prior to August 1, 2009. Pursuant to our amended and restated certificate of incorporation, if we are unable to consummate a timely business combination, we would have to liquidate and return the funds held in our trust account to the holders of shares issued in our initial public offering as previously described. These factors raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

     As of December 31, 2008, we had available cash of $886,113 and $136,658 cash held in trust account, dividends and interest available for working capital and taxes and cash held in trust account - restricted of $407,376,476. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. The funds placed in trust earned an annualized interest rate of approximately 1.6% during the year ended December 31, 2008.

     Subject to our stockholders’ approval, we will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of an initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

     As of December 31, 2008, we had available cash of $886,113 and $136,658 cash held in trust account, dividends and interest available for working capital and taxes which we expect to use for the due diligence investigation of a target business or businesses and our general administrative expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate an initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against an initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We have not taken any steps to obtain such financing and there is no assurance we would be able to obtain such financing.

     As of December 31, 2008, we had withdrawn $8,263,252 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $3,500,000 of the earnings (subject to restrictions for monies needed to pay income and franchise tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Of the funds withdrawn, $4,791,829 was for taxes and $3,471,423 was for working capital. Therefore, as of December 31, 2008, up to $136,658 was available for withdrawal from our trust account for working capital purposes and taxes to our operating account which had a balance of $886,113 as of December 31, 2008. Once the $3,500,000 is distributed, only distributions to pay income and franchise tax liabilities will be allowed. As of the date of this filing, we have received refunds due of $866,983 on state and city tax estimated payments that we made, which have been returned back to the trust account. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

Critical Accounting Policies

     Our financial statements and the notes to our financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a. it requires assumptions to be made that were uncertain at the time the estimate was made; and

b. changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's results of operations or financial condition.

     The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

     Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is ‘‘more likely than not’’ that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations.

     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”) “The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, In-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

     In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With GAAP” (“SAS 69”), SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

     In June 2008, FASB issued FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued accounting standards would have a material effect on future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and activities involving searching for an acquisition target, we had neither engaged in any income producing operations nor generated any revenues other than the interest and dividends earned on the proceeds of our initial public offering.

     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $402.43 million of the net offering proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account at Citigroup Global Markets Inc., with the Continental Stock Transfer & Trust Company as trustee. As of December 31, 2008, the balance of the trust account was $407,513,134. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of December 31, 2008, the effective annualized interest rate payable on our investment was approximately 1.6%. Assuming no other changes to our holdings as of December 31, 2008, a 1% decrease in the underlying interest rate payable on our investment as of December 31, 2008 would result in a decrease of approximately $1.0 million in the interest earned on our investment for the following 90-day period. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-marked instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

     This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to our board of directors.

     Based on their evaluation as of December 31, 2008, our Principal Executive Officer and our Principal Financial and Accounting Officer have each concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) are effective.

     Limitations on the Effectiveness of Controls

     A control system, no matter how well conceived an operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

     An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls – Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

     This report includes an attestation report on our internal control over financial reporting, issued by Marcum & Kliegman LLP, the independent registered public accounting firm that audited our financial statements included in this report. The attestation report appears following Item 15 of this Report and is incorporated herein by reference.

     Changes in Internal Control Over Financial Reporting

     For the fiscal quarter ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

     Our current directors and executive officers are as follows:

Name	Age	Position

Michael J. Levitt	50	Chairman of the Board
Mark D. Klein	47	Chief Executive Officer, President and Director
Paul D. Lapping	46	Chief Financial Officer, Treasurer and Secretary
Jonathan I. Berger	39	Director
Michael S. Gross	47	Director
David C. Hawkins	44	Director
Frederick G. Kraegel	60	Director
Bradford R. Peck	46	Director
Steven A. Shenfeld	49	Director

     Michael J. Levitt has been Chairman since March 2007. In 2001, Mr. Levitt founded Stone Tower Capital LLC, an alternative investment firm focused on credit and credit-related assets. At December 31, 2008, Stone Tower managed, through its affiliates, approximately $37 billion in leveraged finance-related assets across various investment vehicles. Mr. Levitt also serves as Chief Executive Officer of Stone Tower Equity Partners LLC and Chief Executive Officer and Director of Everquest Financial Ltd. Mr. Levitt has spent his entire 25-year career managing or advising non-investment grade businesses and investing in non-investment grade assets. Previously, Mr. Levitt served as the managing partner of the New York office of Hicks, Muse, Tate & Furst Incorporated. Prior thereto, Mr. Levitt served as the co-head of the investment banking division of Smith Barney Inc. Mr. Levitt has a B.B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

     Mark D. Klein has been Chief Executive Officer, President and a Director since February 2007. Mr. Klein is also a registered representative at Ladenburg Thalmann & Co. Inc., a Managing Member of the LTAM Titan Fund, a fund of funds hedge fund and is one of the principals of The Aldebaran Fund, LLC, a private fund investing in special purpose acquisition companies. From April 2007 until August 2008, Mr. Klein was the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group. Prior to joining Hanover 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co., Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co., Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005 Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece, the largest financial institution in Greece. Prior to joining NBGI, Mr. Klein was President, Founder of Newbrook Capital Management, and Founder and Managing Member of Independence Holdings Partners, LLC, a private equity fund of funds company and Founder and General Partner of Intrinsic Edge Partners, a long/short equity hedge fund. Prior to the formation of Newbrook Capital Management and Independence Holdings Partners, LLC, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Prior to his affiliation with PaineWebber and Smith Barney Shearson, Mr. Klein managed investment accounts at Prudential Securities and managed firm capital at MKI Securities. Before entering the securities industry, Mr. Klein worked for two years at Arthur Young in its

Entrepreneurial Services Group. Mr. Klein also serves as a member of the board of directors of American Apparel, Inc. (AMEX:APP). Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration degree with high distinction from Emory University.

     Paul D. Lapping has been Chief Financial Officer, Treasurer and Secretary since February 2007. From August 2003 to June 2006, Mr. Lapping served as the president of Lapping Investments, LLC, a personal investment fund targeting lower middle market leveraged buyouts. From April 2007 until August 2008, Mr. Lapping served as a Managing Director of Hanover Group US LLC. From April 2000 to November 2003, Mr. Lapping was a general partner of Minotaur Partners II, L.P., a private investment partnership Mr. Lapping formed to invest equity in small and middle-market marketing driven companies with an emphasis on emerging technologies. From December 1995 to January 2002, Mr. Lapping was a general partner of Merchant Partners, LP, a private investment partnership focused on direct marketing, business and consumer services. Prior to joining Merchant Partners, Mr. Lapping served in various corporate development roles with Montgomery Ward Holding Corp., a retail, catalog, direct marketing and home shopping company, and Farley Industries, Inc., a management company providing services to Farley Inc., a private investment fund holding company, and its related entities including Fruit of the Loom, Inc., Farley Metals, Inc., Acme Boot Company and West Point-Pepperell, Inc. Mr. Lapping also served in various positions with Golder, Thoma and Cressey, a private equity firm, and with the merger and acquisition group of Salomon Brothers Inc. Mr. Lapping received a Bachelor of Science from the University of Illinois and a Masters of Management Degree from the Kellogg School of Business at Northwestern University.

     Jonathan I. Berger has been a Director since March 2007. Mr. Berger is currently a Senior Managing Director of Stone Tower Capital LLC. He also serves as a Senior Managing Director of Stone Tower Equity Partners LLC. Mr. Berger has over 16 years of experience in the private and public debt and equity markets, primarily as an investor managing capital for institutions such as pension funds, endowments, foundations, banks, fund of funds and large family offices. From 1997 to 2006, Mr. Berger played a leading role at Pegasus Capital Advisors, LP (“Pegasus”) as a co-founder and partner. Pegasus is a private equity firm that focuses on special situation investments in middle-market businesses. Prior to Pegasus, Mr. Berger was a Vice President in the High Yield and Distressed Securities Group at UBS Securities LLC (“UBS”). At UBS, he was involved in investing in distressed and high yield securities and had additional responsibilities in high yield financings, transaction opportunity creation and structure negotiations. Prior to UBS, Mr. Berger was a principal at Rosecliff, Inc., a private equity fund focused on buyouts of middle market companies. Previously, Mr. Berger worked in the Leveraged Finance Group of Salomon Brothers Inc. and at Nantucket Holding Company, a merchant banking group focused on investing in financial and operational turnaround situations. Mr. Berger graduated from the University of Pennsylvania’s Wharton School of Business in 1991 with a Bachelor of Science in Economics with a Concentration in Finance.

     Michael S. Gross has been a Director since March 2007. Since July 2006, Mr. Gross has been co-chairman of the investment committee of Magnetar Financial LLC and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business. Since February 2007, Mr. Gross has served as the chief executive officer, chairman of the board of directors and managing member of Solar Capital, LLC. From June 2006 to September 2008, Mr. Gross served as the chief executive officer, chairman of the board of directors and secretary of Marathon Acquisition Corp., a blank check company formed to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination. Mr. Gross has been chairman of the board of Global Ship Lease, Inc., which merged with Marathon Acquisition Corp., since September 2008. Between February 2004 and February 2006, Mr. Gross was the president and chief executive officer of Apollo Investment Corporation, a publicly traded business development company that he founded and on whose board of directors and investment committee he served as chairman from February 2004 to July 2006, and was the managing partner of Apollo Investment Management, LP, the investment adviser to Apollo Investment Corporation. From 1990 to February 2006, Mr. Gross was a senior partner at Apollo Management, LP, a leading private equity firm which he founded in 1990 with five other persons. In addition, from 2003 to February 2006, Mr. Gross was the managing partner of Apollo Distressed Investment Fund, an investment fund he founded to invest principally in non-control oriented distressed debt and other investment securities of leveraged companies. Mr. Gross currently serves on the boards of directors of Saks, Inc. and Jarden. Mr. Gross is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration degree from the University of Michigan in 1983.

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

     Frederick G. Kraegel has been a Director since June 2007. Mr. Kraegel has extensive experience in evaluating businesses and in working with companies with complex financial issues. He has been a Senior Consultant with Bridge Associates LLC since February 2003 and in such capacity has served in a number of roles including as financial advisor to the Chapter 7 Trustee of Refco, LLC. Mr. Kraegel was an independent consultant from July 2002 to February 2003. From July 2001 to July 2002 Mr. Kraegel was Executive Vice President, Chief Administrative Officer and Director of AMF Bowling Worldwide, Inc. where he was hired to provide direction for the Chapter 11 process and financial, information technology and real estate functions. Mr. Kraegel was President and Director of Acme Markets of Virginia, Inc. from 2000 to 2001 and led the effort in which the retail operations of the 32-store chain were sold. In 1998, he was hired as Senior Vice President and Chief Financial Officer of Factory Card Outlet Corp., a public company, to direct the financial restructuring of the company including the filing a Chapter 11 proceeding in 1999; Mr. Kraegel left the company in 2000 prior to its emergence from bankruptcy in 2002. Mr. Kraegel was a partner at Peat, Marwick, Mitchell & Co. (now KPMG LLP) and is a CPA. Mr. Kraegel graduated from Valparaiso University in 1970 with a Bachelor of Science in Business Administration with a concentration in Accounting. Mr. Kraegel serves on the boards of Concordia Plan Services, Inc., Thrivent Financial for Lutherans and Valparaiso University.

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

     These individuals will play a key role in identifying and evaluating prospective acquisition candidates and selecting the target business in the event that our proposed business combination is not completed, and structuring, negotiating and consummating an initial business combination. Collectively, through their positions described above, our directors have extensive experience in the alternative asset management and private equity businesses.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us and on the written representations of the reporting persons, we believe that no director, executive officer or greater than 10% stockholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2008, except that each of two Forms 4 for Integrated Core Strategies (US) LLC, Millennium Management LLC and Israel A. Englander and Millenco LLC, Millennium Management LLC, Israel A. Englander, respectively, were filed late in 2008.

Executive Officer and Director Compensation

     None of our executive officers or directors has received any cash compensation for services rendered. Commencing on August 1, 2007 through the earlier of our consummation of our initial business combination or our liquidation, we have and will continue to incur from Hanover Group US LLC, an affiliate of one of our initial stockholders and sponsors, a total of $10,000 per month for certain general and administrative services, including secretarial support. Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest and dividend income of up to $3.5 million on the balance in the trust account, such out-of-pocket expenses will not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not intend to take any action to ensure that the members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Director Independence

     The NYSE Alternext US requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

     Our board of directors has determined that each of Messrs. Berger, Hawkins, Kraegel, Levitt and Shenfeld are independent directors as such term is defined under the rules of the NYSE Alternext US and that Messrs, Hawkins, Kraegel and Shenfeld are independent directors as such term is defined under Rule 10A-3 of the Exchange Act. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

     We will not enter into an initial business combination with an entity which is affiliated with any of our officers, directors, sponsors or initial stockholders.

Audit Committee

     We have established an audit committee of the board of directors, consisting of Messrs. Hawkins, Kraegel and Shenfeld, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Alternext US. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

  monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

  reviewing and approving all payments made to our initial stockholders, sponsors, officers or directors and their respective affiliates, other than a payment of an aggregate of $10,000 per month to Hanover Group US LLC, an indirect subsidiary of the Hanover Group, for general and administrative services. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

     The audit committee will at all times be composed exclusively of “independent directors” who, as required by the NYSE Alternext US, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

     In addition, we must have certified to the NYSE Alternext US that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Kraegel satisfies the NYSE Alternext US’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

     We have established a nominating committee of the board of directors, consisting of Messrs. Berger, Hawkins and Kraegel, each of whom is an independent director under the NYSE Alternext US’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Item 11. Executive Compensation

     None of our executive officers or directors has received any cash compensation for services rendered. Commencing on August 1, 2007 through the earlier of our consummation of an initial business combination or our liquidation, we have incurred and will continue to incur from Hanover Group US LLC, an affiliate of one of our initial stockholders and sponsors, a total of $10,000 per month for general and administrative services, including secretarial support. Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest and dividend income of up to $3.5 million on the balance in the trust account, such out-of-pocket expenses will not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of an initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

     None.

Compensation Discussion and Analysis

     We have not included a compensation discussion and analysis as members of our management team have not received any cash or other compensation for services rendered to us during the year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 12, 2009 by:

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

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock

STC Investment Holdings, LLC(2)	4,167,650	8.1%
Jakal Investments, LLC(3)	983,250	1.9%
Michael J. Levitt(4)	4,167,650	8.1%
Mark D. Klein	970,312	1.9%
Jonathan I. Berger (5)	4,167,650	8.1%
Michael S. Gross (6)	1,580,150	3.1%
David C. Hawkins	51,750	0.1%
Frederick G. Kraegel	51,750	0.1%
Paul D. Lapping(7)	983,250	1.9%
Bradford R. Peck	51,750	0.1%
Steven A. Shenfeld	155,250	0.3%
Fir Tree, Inc. (8)	4,209,600	8.1%
HBK Investments L.P.(9)	5,076,720	9.8%
Millenco LLC(10)	5,617,804	10.9%
OHL Limited(11)	3,197,338	6.2%
QVT Financial LP(12)	2,739,454	5.3%

All directors and executive officers as a group
(nine individuals).	8,011,862	15.5%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Alternative Asset Management Acquisition Corp., 590 Madison Avenue, 35th Floor, New York, New York, 10022.

(2)

The business address of STC Investment Holdings LLC is 152 West 57th Street, New York, New York, 10019. Stone Tower Operating LP is the managing member of STC Investment Holdings LLC. Stone Tower Operating LP is ultimately controlled by Michael J. Levitt through Stone Tower Capital LLC.

(3)	The business address of Jakal Investments, LLC is 1521 Voltz Road, Northbrook, Illinois, 60062.

(4)

Mr. Levitt is the Chairman and Chief Investment Officer of Stone Tower Capital LLC and may be considered to have beneficial ownership of STC Investment Holdings LLC’s interests in us. Mr. Levitt disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. Mr. Levitt’s business address is c/o Stone Tower Capital LLC, 152 West 57th Street, New York, New York 10019.

(5)

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

(7)

Mr. Lapping is the sole manager of Jakal Investments, LLC and may be considered to have beneficial ownership of Jackal Investment’s interests in us. Mr. Lapping disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(8)

Based on a Schedule 13G/A filed on February 10, 2009 with the SEC jointly by Fir Tree SPAC Holdings 1, LLC (“SPAC Holdings 1”), Fir Tree SPAC Holdings 2, LLC (“SPAC Holdings 2”), and Fir Tree, Inc. (“Fir Tree”). Fir Tree SPAC Master Fund, LP (“Fir Tree SPAC Master”), is the sole member of SPAC Holdings 1 and SPAC Holdings 2, and Fir Tree is the investment manager of SPAC Holdings 1 and SPAC Holdings 2. SPAC Holdings 1 and SPAC Holdings 2 are the beneficial owners of 2,613,989 shares of Common Stock and 1,595,611 shares of Common Stock, respectively. Fir Tree may be deemed to beneficially own the shares of Common Stock held by SPAC Holdings 1 and SPAC Holdings 2 as a result of being the investment manager of SPAC Holdings 1 and SPAC Holdings 2. SPAC Holdings 1 may direct the vote and disposition of 2,613,989 shares of Common Stock. SPAC Holdings 2 may direct the vote and disposition of 1,595,611 shares of Common Stock. Fir Tree has been granted investment discretion over the Common Stock held by SPAC Holdings 1 and SPAC Holdings 2.

(9)

Based on a Schedule 13G/A filed on January 26, 2009 with the SEC jointly by HBK Investments L.P., HBK Services LLC (“Services”), HBK New York, LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P. (collectively, the “HBK Filers”). The Schedule 13G/A indicates that HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to Services. Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declare that the filing of the Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members (collectively, the “Members”) of HBK Management LLC. The Members expressly declare that the filing of the Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. The Schedule 13G/A further indicates that each of HBK Investments L.P., Services, HBK New York LLC, HBK Partners II L.P. and HBK Management LLC share voting and dispositive power over 5,076,720 of our shares of common stock, HBK Master Fund L.P. shares voting and dispositive power over 4,526,734 of our shares of common stock, and HBK Special Opportunity Fund I L.P. shares voting and dispositive power over 549,986 of our shares of common stock. That 5,111,734 of our shares of common stock were beneficially owned by the HBK Filers over which they. The business address for the HBK Filers, except for HBK New York LLC, is 2101 Cedar Springs Road, Dallas, Texas 75201. The business address for HBK New York LLC is 350 Part Ave, 20th Floor, New York, New York 10022.

(10)

Based on a Schedule 13G/A filed on November 3, 2008 with the SEC jointly by Integrated Core Strategies (US) LLC (“Integrated Core”), Millenco LLC (“Millenco”), Cognizant Holdings, Ltd.(“Cognizant Holdings”), Integrated Holdings Group LP, (“Integrated Holdings Group”), Millennium Management LLC (“Millennium Management”), Millennium International Management LP (“Millennium International Management”), Millennium International Management GP LLC, a Delaware limited liability company (“Millennium International Management GP”) and Israel A. Englander (“Mr. Englander”) (collectively, the “Millenco Parties”). The Schedule 13G/A indicates that as of November 3, 2008 Integrated Core held 5,617,804 shares of common stock. According to the Schedule 13G/A, Millenco and Cognizant Holdings have ceased to be the beneficial owners of any shares of common stock. Millennium Management is the general partner of Integrated Holdings Group, which is the managing member and 100% owner of Integrated Core and consequently may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core. Millennium Management is also the general partner of Integrated Holdings Group, which is the 100% owner of Cognizant Holdings and consequently may be deemed to have shared voting control and investment discretion over securities owned by Cognizant Holdings. Millennium International Management is the investment manager to Cognizant Holdings, and consequently may be deemed to have voting control and investment discretion over securities owned by Cognizant Holdings. Millennium International Management GP is the general partner of Millennium International Management, and consequently may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium International Management. Mr. Englander is the managing member of Millennium Management and Millennium International Management GP. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management and Millennium International Management. The foregoing should not be construed in and of itself as an admission by Millennium Management, Integrated Holding Group, Millennium International Management, Millennium International Management GP, or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core or Cognizant Holdings, as the case may be. The business address for each of the Millenco Parties, except for Cognizant Holdings is 665 5th Avenue, New York, New York 10103. The business address Cognizant Holdings is 650 5th Avenue, New York, New York 10019.

(11)	OHL Limited’s business address is Level 23, Vero Centro, 48 Shortland Street, Auckland, New Zealand. OHL Limited is a wholly owned subsidiary of Hanover Group Holdings Ltd. Voting and investment control with respect to Hanover Group Holdings Ltd. ultimately resides with the owners of the Hanover Group, Mark Hotchin and Eric Watson.

(12)	Based on a Schedule 13G/A filed on January 28, 2009 with the SEC jointly by QVT Financial LP (“QVT Financial”) and QVT Financial GP LLC. The Schedule 13G indicates that QVT Financial is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 2,253,997 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 241,731 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 243,726 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,739,454 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence and held in the Separate Account. The business address for QVT Financial and QVT Financial GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     On February 25, 2007, we issued 10,350,000 shares of our common stock (after giving effect to our stock dividends of 0.226667 shares per share of outstanding common stock that occurred on July 5, 2007, 0.5 shares per share of outstanding common stock that occurred on July 27, 2007 and 0.2 shares per share of outstanding common stock that occurred on August 1, 2007 as discussed below) to Jakal Investments LLC, the family trust of Paul Lapping, for $25,000 in cash. This included an aggregate of 1,350,000 shares of common stock subject to forfeiture by our initial stockholders to the extent that the underwriters’ over-allotment option was not exercised in full so that our initial stockholders would collectively own 20% of our issued and outstanding shares after our initial public offering (assuming none of them purchased units in this offering). Subsequent to the purchase of these shares, Jakal Investments LLC transferred at cost an aggregate of 9,366,750 of these shares to (after giving effect to our stock dividends of 0.226667 shares per share of outstanding common stock that occurred on July 5, 2007, 0.5 shares per share of outstanding common stock that occurred on July 27, 2007 and 0.2 shares per share of outstanding common stock that occurred on August 1, 2007 as discussed below) OHL Limited, STC Investment Holdings LLC, Solar Capital, LLC, David Hawkins, Steven Shenfeld, Bradford Peck and Frederick Kraegel. On July 6, 2007, OHL Limited transferred at cost an aggregate of 970,312 shares of our common stock to Mark Klein (after giving effect to our stock dividends of 0.226667 shares per share of outstanding common stock that occurred on July 5, 2007, 0.5 shares per share of outstanding common stock that occurred on July 27, 2007 and 0.2 shares per share of outstanding common stock that occurred on August 1, 2007 as discussed below).

     Effective July 5, 2007, July 27, 2007 and August 1, 2007, our board of directors authorized stock dividends of 0.226667, 0.5 and 0.2 shares of common stock for each outstanding share of common stock, respectively, effectively lowering the purchase price to approximately $0.002 per share.

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

     OHL Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments LLC, Mark Klein and Steven Shenfeld agreed to purchase an aggregate of 4,625,000 sponsors warrants at a price of $1.00 per warrant ($4.625 million in the aggregate) in a private placement that occurred simultaneously with the consummation of our initial public offering. The proceeds from the sale of the sponsors’ warrants in the private placement were deposited into the trust account and subject to the trust agreement and will be part of the funds distributed to our public stockholders in the event we are unable to complete an initial business combination. The sponsors’ warrants are identical to the warrants included in the units being sold in this offering, except that the sponsors’ warrants (i) are non-redeemable so long as they are held by any of the sponsors or their permitted transferees and (ii) will not be exercisable while they are subject to certain transfer restrictions described in more detail below. The sponsors have agreed not to sell or otherwise transfer any of the sponsors’ warrants until the date that is 30 days after the date we complete an initial business combination; provided however that transfers can be made before such time to permitted transferees who agree in writing to be bound by such transfer restrictions. For so long as the sponsors’ warrants are subject to such transfer restrictions, they will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

     The holders of the majority of our sponsors’ warrants (or underlying shares) are entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate an initial business combination. In addition, these holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Hanover Group US LLC agreed that, commencing on August 1, 2007 through the acquisition of a target business, it would provide certain general and administrative services, as we may require from time to time. We have agreed to pay Hanover Group US LLC $10,000 per month for these services. This arrangement is solely for our benefit and is not and was not intended to provide Mark Klein or Paul Lapping compensation in lieu of a salary. We believe, based on fees for similar services in the New York metropolitan area, that the fee charged by Hanover Group US LLC is at least as favorable as we could have obtained from an unaffiliated person.

     OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Exchange Act, pursuant to which they each agreed to place limit orders for up to $10.0 million of our common stock, or $30.0 million in the aggregate, during the Buyback Period. Each of STC Investment Holdings LLC, Solar Capital, LLC and OHL Limited purchased 286,400 shares of our common stock pursuant to the Buyback Agreements. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve an initial business combination. As a result, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of our initial business combination. However, these stockholders will not be permitted to exercise conversion rights in the event they vote against an alternative business combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including shares purchased pursuant to such limit orders, in the event we fail to complete an initial business combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until one year after we have completed an initial business combination. In connection with the termination of the purchase agreement with Halcyon the Buyback Agreements were terminated on June 23, 2008.

     The holders of the majority of these shares purchased in accordance with Rule 10b5-1 under the Exchange Act during the Buyback Period are entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time commencing nine months after we consummate an initial business combination. In addition, these holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

     As of August 1, 2007, Mark Klein had advanced to us an aggregate of $175,000 to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of February 25, 2008 or the consummation of our initial public offering. We repaid this loan on August 13, 2007 from the proceeds of our initial public offering not being placed in trust.

     We have and will continue to reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest and dividend income of up to $3.5 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee has and will continue to review and approve all payments made to our initial stockholders, sponsors, officers and directors, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

     We have entered into a business opportunity right of first review agreement with Hanover Group US LLC, Mark Klein and Paul Lapping which provides that from August 1, 2007 until the earlier of the consummation of an initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of Hanover Group US LLC and Messrs. Klein and Lapping, and companies or other entities which they manage or control, in the alternative asset management sector or a related business with an enterprise value of $155 million or more.

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

     All ongoing and future transactions between us and any director or member of our management team, initial stockholders, sponsors, or their respective affiliates, including financing, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions will require prior approval in each instance by our audit committee. We will not enter into an initial business combination with an entity which is affiliated with any of our officers, directors, sponsors or initial stockholders.

Item 14. Principal Accounting Fees and Services

     The firm of Marcum & Kliegman LLP (“Marcum”) acts as our independent registered public accounting firm. We have engaged the firm of KGS LLP (“KGS”) to assist us in the preparation of our financial statements. The following is a summary of the fees paid to Marcum.

Audit Fees

     During the year ended December 31, 2008, fees for our independent registered public accounting firm were $85,000 for the services they performed in connection with our Annual Report for the fiscal year ended December 31, 2008 and for the three Quarterly Reports for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

     During the period from January 26, 2007 (inception) through December 31, 2007, fees for our independent registered public accounting firm were $120,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on August 8, 2007.

Audit-Related Fees

     During 2008 and 2007 we did not incur audit-related fees that are not reported under the caption “Audit Fees” above, by our independent registered public accounting firm.

Tax Fees

     During 2008 our independent registered public accounting firm billed us $7,000 for income tax preparation services. During 2007, our independent registered public accounting firm did not render any services to us for tax services.

All Other Fees

     During 2008 and 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

     See “Index to Financial Statements”.

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

10.2

Stock Purchase Agreement dated February 25, 2007 between the Registrant and Jakal Investments LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on March 27, 2007)

10.3

Stock Purchase Agreement dated March 22, 2007 among Jakal Investment LLC and Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on March 27, 2007)

10.4

Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and each executive officer, director and stockholder. (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)

10.5

Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on July 16, 2007)

10.6

Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Registrant. (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)

10.7

Form of Letter Agreement between Hanover Group US LLC and the Registrant regarding administrative support. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on May 15, 2007)

10.8

Form of Registration Rights Agreement among the Registrant and the initial stockholders of the Registrant. (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)

10.9

Amended and Restated Sponsors’ Warrants Securities Purchase Agreement dated July 6, 2007 among the Registrant and each of the sponsors. (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)

10.10

Form of Letter Agreement between Citigroup Global Markets Inc. and each of Hanover Overseas Limited, STC Investment Holdings LLC and Solar Capital, LLC. (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on July 16, 2007)

10.11

Form of Right of First Review Letter Agreement among the Registrant, Hanover Group US, LLC, Mark Klein and Paul Lapping. (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)

10.12

Stock Purchase Agreement dated July 2, 2007 among Jakal Investments LLC and Frederick Kraegel. (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)

10.13

Stock Purchase Agreement dated July 6, 2007 by and between Hanover Overseas Limited and Mark Klein. (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 9, 2007)

10.14

Form of Indemnification Agreement between the Registrant and each officer and director. (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on July 27, 2007)

10.15

Purchase Agreement, dated as of March 12, 2008, by and among Alternative Asset Management Acquisition Corp., Halcyon Management Group LLC, Halcyon Partner Vehicle, Halcyon Asset Management LLC, Halcyon Offshore Asset Management LLC, Halcyon Structured Asset Management LP, Halcyon Asset-Backed Advisors LP and Halcyon Loan Investors LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K filed March 17, 2008)

10.16

Founders' Voting and Support Agreement, dated as of March 12, 2008, by and among Alternative Asset Management Acquisition Corp., Halcyon Employees LP, solely in its capacity as Halcyon Representative, Hanover Overseas Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments, LLC, Mark D. Klein, David Hawkins, Steven A. Shenfeld, Bradford R. Peck and Frederick Kraegel. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2008)

10.17

Termination and Release Agreement, dated June 23, 2008, by and among Alternative Asset Management Acquisition Corp., Halcyon Management Group LLC, Halcyon Partners LP, Halcyon Employees LP, Halcyon Asset Management LLC, Halcyon Offshore Asset Management LLC, Halcyon Asset-Backed Advisors LP and Halcyon Loan Investors LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

14	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on May 15, 2007)

24	Power of Attorney. (included on signature page of this Annual Report)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	Form of Audit Committee Charter. (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on May 15, 2007)

99.2	Form of Nominating Committee Charter. (incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on May 15, 2007)

* Filed herewith.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

Pages
Report of Independent Registered Public Accounting Firm
(on the internal control over financial reporting)	F-2

Report of Independent Registered Public Accounting Firm
(on the consolidated financial statements)	F-3

Financial Statements

Balance Sheets at December 31, 2008 and 2007	F-4

Statements of Income for the year ended December 31, 2008 and for the periods from
January 26, 2007 (inception) through December 31, 2007and December 31, 2008	F-5

Statement of Changes in Stockholders’ Equity for the period from
January 26, 2007 (inception) through December 31, 2008	F-6

Statements of Cash Flows for the year ended December 31, 2008 and for the periods from
January 26, 2007 (inception) through December 31, 2007 and December 31, 2008	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the Board of Directors and Stockholders
of Alternative Asset Management Acquisition Corp.

We have audited Alternative Asset Management Acquisition Corp.’s (a development stage company) (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alternative Asset Management Acquisition Corp. (a development stage company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Alternative Asset Management Acquisition Corp. (a development stage company) as of December 31, 2008 and 2007 and the related statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008 and for the periods from January 26, 2007 (inception) through December 31, 2007 and 2008 of Alternative Asset Management Acquisition Corp. (a development stage company) and our report dated March 12, 2009 includes an explanatory paragraph as to Alternative Asset Management Acquisition Corp.’s ability to continue as a going concern on those financial statements.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Alternative Asset Management Acquisition Corp.

We have audited the accompanying balance sheets of Alternative Asset Management Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2008, and for the periods from January 26, 2007 (inception) through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to August 1, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Management Acquisition Corp. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the periods from January 26, 2007 (inception) through December 31, 2007 and 2008, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alternative Asset Management Acquisition Corp.’s (a development stage company) internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 12, 2009, expressed and unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York

March 12, 2009

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

BALANCE SHEETS

ASSETS

	December 31, 2008	December 31, 2007
Current assets:
Cash	$886,113	$1,147,585
Cash held in trust account – interest and dividends available for working
capital and taxes	136,658	3,401,744
Corporate tax refund due	—	507,583
Prepaid expenses	65,867	186,499

	1,088,638	5,243,411

Trust account, restricted:
Cash held in trust account - restricted	407,376,476	402,948,395
Prepaid corporate taxes due to trust account, restricted	401,931	—

Total trust account, restricted	407,778,407	402,948,395

Total assets	$408,867,045	$408,191,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$327,140	$155,689
Corporate taxes payable	234	2,113,749

Total liabilities	327,374	2,269,438

Common stock subject to possible conversion (12,419,999 shares at conversion
value)	122,333,512	120,884,509

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 1,000,000
shares; none issued and outstanding	—	—
Common stock, $0.0001 par value, authorized 120,000,000 shares;
issued and outstanding 51,750,000 (less 12,419,999 shares subject to possible
conversion)	3,933	3,933

Additional paid-in capital	279,872,932	281,321,935
Income accumulated during development stage	6,329,294	3,711,991

Total stockholders’ equity	286,206,159	285,037,859

Total liabilities and stockholders’ equity	$408,867,045	$408,191,806

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

STATEMENTS OF INCOME

	For the year ended December 31, 2008	For the period from January 26, 2007 (inception) through December 31, 2007	For the period from January 26, 2007 (inception) through December 31, 2008
Revenue	—	—	—
Formation and operating costs	$2,396,923	$396,806	$2,793,729

Loss from operations	(2,396,923)	(396,806)	(2,793,729)

Interest and dividend income	6,370,571	7,013,963	13,384,534

Income before provision for income taxes	3,973,648	6,617,157	10,590,805

Provision for income taxes	1,356,345	2,905,166	4,261,511

Net income	2,617,303	3,711,991	6,329,294

Accretion of trust account income relating to common
stock subject to possible conversion	(1,449,003)	(157,019)	(1,606,022)

Net income attributable to other common
stockholders	$1,168,300	$3,554,972	$4,723,272

Weighted average number of common shares
outstanding excluding shares subject to possible,
conversion – basic and diluted	39,330,001	23,343,983

Basic and diluted net income per share attributable to
common stockholders	$.03	$.15

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional paid-in-capital	Income accumulated during development stage	Total stockholders’ equity
	Shares	Amount

Balance, January 26, 2007
(inception)	—	$—	$—	$—	$—

Issuance of stock to initial
stockholders at $0.002 per
share	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000 shares, net
of underwriters’ discount and
offering costs
(includes 12,419,999 shares
subject to possible
conversion)	41,400,000	4,140	397,556,237	—	397,560,377

Proceeds subject to possible
conversion (12,419,999
shares)	—	(1,242)	(120,726,248)	—	(120,727,490)

Proceeds from issuance of
sponsors’ warrants at $1.00
per warrant	—	—	4,625,000	—	4,625,000

Accretion of trust account
income relating to common
stock subject to possible
conversion	—	—	(157,019)	—	(157,019)

Net income for the period
January 26, 2007 (inception)
through December 31, 2007	—	—	—	3,711,991	3,711,991

Balance, December 31, 2007	51,750,000	3,933	281,321,935	3,711,991	285,037,859

Accretion of trust account
income relating to common
stock subject to possible
conversion	—	—	(1,449,003)	—	(1,449,003)

Net income for the
year ended
December 31, 2008	—	—	—	2,617,303	2,617,303

Balance, December 31, 2008	51,750,000	$3,933	$279,872,932	$6,329,294	$286,206,159

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008	For the period from January 26, 2007 (inception) through December 31, 2007	For the period from January 26, 2007 (inception) through December 31, 2008

Cash Flows from Operating Activities
Net income	$2,617,303	$3,711,991	$6,329,294
Adjustments to reconcile net income to net cash provided by
operating activities:
Changes in operating assets and liabilities
Accrued expenses	171,451	155,689	327,140
Prepaid expenses	120,632	(186,499)	(65,867)
Corporate tax refund due	507,583	(507,583)	—
Corporate taxes payable	(2,113,515)	2,113,749	234

Net cash provided by operating activities	1,303,454	5,287,347	6,590,801

Cash Flows from Investing Activities
Cash held in trust account, restricted	(4,830,012)	(402,948,395)	(407,778,407)
Cash held in trust account - dividends and interest available
for working capital and taxes	3,265,086	(3,401,744)	(136,658)

Net cash used by investing activities	(1,564,926)	(406,350,139)	(407,915,065)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholders’	—	25,000	25,000
Gross proceeds from initial public offering	—	414,000,000	414,000,000
Proceeds from notes payable, stockholder	—	175,000	175,000
Repayment of notes payable, stockholder	—	(175,000)	(175,000)
Proceeds from issuance of sponsors’ warrants	—	4,625,000	4,625,000
Payment of underwriter’s discount and offering costs	—	(16,439,623)	(16,439,623)

Net cash provided by financing activities	—	402,210,377	402,210,377

Net (decrease) increase in cash	(261,472)	1,147,585	886,113

Cash at beginning of period	1,147,585	—	—

Cash at end of period	$886,113	$1,147,585	$886,113

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$4,231,191	$1,299,000	$5,530,191

Supplemental disclosure of non-cash transactions:
Accretion of trust account income relating to common stock
subject to possible conversion.	$1,449,003	$157,019	$1,606,022

The accompanying notes are an integral part of these financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION

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

The registration statement for the Offering was declared effective on August 1, 2007. The Company consummated the Offering on August 7, 2007 and received net proceeds of $397,560,377 (after deducting offering costs of $16,439,623) and $4,625,000 from the sale of the sponsor warrants on a private placement basis (see Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $402,425,000, or approximately $9.72 per unit (“Unit”) of the net proceeds of the Offering and the sale of the sponsor warrants (see Note 2), was placed in a trust account (“Trust Account”) and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company has sought and will continue to seek to have all vendors (other than its independent registered public accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers, have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, the agreement entered into by two of the Company’s officers specifically provides for two exceptions to this indemnity: there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. However, there can be no assurance that they will be able to satisfy those obligations.

The remaining net proceeds of the Offering (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest and dividend income that may be released to the Company of (i) up to $3,500,000 of the interest and dividend accrued on the amounts held in the Trust Account (net of tax, if any, payable by the Company with respect to such interest) will be released to the Company in monthly

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

installments to fund expenses related to investigating and selecting a target business or businesses and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income and dividend earned; the proceeds of the Offering held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation. As of December 31, 2008, $8,263,252 of the interest income earned in the Trust Account has been released to the Company for taxes and working capital purposes. Although $13,351,385 of interest has been earned on the Trust Account, only $5,353,407 is included in the cash held in trust account - restricted. The balance of the undistributed income is shown as cash held in trust – dividends and interest, available for working capital and taxes.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. Pursuant to the Company’s amended and restated certificate of incorporation in effect upon consummation of the Offering, in the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”) have agreed to vote all of their founders’ common stock (the “Founders’ Common Stock”) in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

OHL Limited (formerly Hanover Overseas Limited), STC Investment Holdings LLC, an entity affiliated with Michael J. Levitt, our chairman of the board, and Jonathan I. Berger, one of our directors, and Solar Capital, LLC, an entity affiliated with Michael S. Gross, one of the Company’s directors, entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Buyback Agreements”), pursuant to which they each agreed to place limit orders for up to $10.0 million of the Company’s common stock, or $30.0 million in the aggregate, commencing ten business days after the Company filed its Current Report on Form 8-K announcing its execution of a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). The Company filed its Current Report on Form 8-K on March 13, 2008 announcing its execution of a definitive agreement with Halcyon (defined below) relating to a potential Business Combination resulting in a Buyback Period that began on March 28, 2008. Each of STC Investment Holdings LLC, Solar Capital, LLC and OHL Limited purchased 286,400 shares of the Company’s common stock pursuant to the Buyback Agreements. These limit orders required the stockholders to purchase any of the Company’s shares of common stock offered for sale at or below a price equal to the per share amount held in the Trust Account as reported in such Form 8-K, which was $9.76, until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. The purchase of such shares was made by Citigroup Global Markets Inc. In connection with the termination of the purchase agreement with Halcyon, the Buyback Agreements were terminated on June 23, 2008.

Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve the Business Combination. As a result, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific Business Combination.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

However, these stockholders will not be permitted to exercise conversion rights in the event they vote against a Business Combination that is approved; provided that these stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the Offering, including shares purchased pursuant to such limit orders, in the event the Company fails to complete a Business Combination. In addition, these stockholders have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until one year after the Company has completed a Business Combination. The stock purchases made pursuant to the limit orders described above did not have any effect upon the Company or its financial statements.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 30% (minus one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

Going Concern and Management’s Plan and Intentions

As of December 31, 2008, excluding the Trust Account, restricted, which holds restricted cash of $407,778,407, which includes $401,931 of prepaid corporate taxes due to the Trust Account, the Company had working capital of $761,264 other than interest and dividend income of up to $3.5 million from the Trust Account, the Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest it earns on its money not held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to August 1, 2009. Pursuant to its amended and restated certificate of incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2008, financial instruments that potentially expose the Company to credit risk consisted of cash and cash equivalents held in trust. At December 31, 2008, the Company’s Trust Account is invested in CitiInstitutional US Treasury Reserve Fund at one financial institution. At December 31, 2008, the Company’s cash is held at one financial institution. At times, the Company’s cash and cash held in trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Fair Value of Financial Instruments

The carrying value of cash and accrued expenses are reasonable estimates of the fair values due to their short- term maturity.

Cash Held In Trust Account – Restricted

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

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common stock subject to possible conversion of 12,419,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Statements of Income. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

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

Accretion of Trust Account Relating to Common Stock Subject to Possible Conversion

The Company records accretion, if any, of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares will be reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings will also be presented as a deduction from the net income on the Statements of Income to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash. At December 31, 2008 accretion of trust account income amounted to $1,606,022.

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

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The carrying value of cash, receivables and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

Recently Issued Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The adoption did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of noncontrolling interests of any non- wholly owned business acquired in the future.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

Recently Issued Pronouncements (continued)

measurements prospectively beginning January 1, 2009. The Company does not expect the adoption of FSP 157-1 and FSP 157-2 will have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -

ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

Recently Issued Pronouncements (continued)

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 -

INITIAL PUBLIC OFFERING (CONTINUED)

Pursuant to a Sponsors’ Warrants Securities Purchase Agreement dated July 6, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 4,625,000 warrants for $4,625,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. Management believes the purchase price of these Warrants approximates the fair value of such Warrants at the time of issuance. Therefore, the Company did not record compensation expense for the excess of the fair value of the Warrants on the day of purchase over the $1.00 purchase price in accordance with SFAS 123(R). All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering, except that (i) the Sponsors’ Warrants are non-redeemable so long as they are held by any of the sponsors or their permitted transferees and (ii) they will not be exercisable while they are subject to certain transfer restrictions. If the Company does not complete a Business Combination then the $4,625,000 paid in consideration for the Sponsors’ Warrants will be part of the liquidating distribution to the Public Stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

Pursuant to a Registration Rights Agreement dated August 1, 2007, the Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares purchased in accordance with Rule 10b5- 1 under the Exchange Act during the Buyback Period will be entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and the shares of Company’s common stock purchased pursuant to the Buyback Agreements. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing nine months after the consummation of a Business Combination, or earlier in certain circumstances. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The holders of shares purchased pursuant to the Buyback Agreements are entitled to demand that the Company register such securities commencing nine months after the Company consummates a Business Combination. In addition, these holders have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 3 -

COMMITMENTS AND CONTINGENCIES

The Company presently utilizes office space provided by an affiliate of one of the Company’s Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make certain general and administrative services as well as such office space, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on August 1, 2007. The expense for the period from January 26, 2007 (inception) through December 31, 2008 was $170,000.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 -

COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Initial Stockholders, holders of the Sponsors’ Warrants (or underlying securities) and holders of shares of common stock purchased pursuant to the Buyback Agreement are entitled to registration rights with respect to the Founders’ Common Stock, Sponsors’ Warrants (or underlying securities) and shares of common stock purchased pursuant to the Buyback Agreements pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the Founders’ Common Stock and holders of shares of common stock purchased pursuant to the Buyback Agreement are entitled to elect to exercise these registration rights at any time commencing nine months after the consummation of a Business Combination (or earlier in certain circumstances with respect to the Founders’ Common Stock). The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, these holders have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

On March 12, 2008 the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which it agreed to acquire a majority interest in a newly formed entity which would own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC, a global alternative asset management firm (“Halcyon”). Total costs incurred relating to the terminated acquisition with Halcyon were approximately $1,537,000.

On June 23, 2008, the Company entered into an agreement with Halcyon (the “Termination Agreement”) to mutually terminate the Purchase Agreement. Under the terms of the Termination Agreement, the Company and Halcyon agreed to a release of any claims against each other, as more fully set forth in the Termination Agreement, and the Company agreed to reimburse Halcyon for $1,000,000 of its expenses in the event that the Company consummates a Business Combination on or prior to August 1, 2009.

NOTE 4 -

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

NOTE 5 -

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 -

COMMON STOCK (CONTINUED)

On August 7, 2007, the Company issued 41,400,000 Units, including 5,400,000 Units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Warrant. (See Note 2).

NOTE 6 -

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

The Company has identified its federal tax return and its state and city tax returns in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 26, 2007 the evaluation was performed for the 2007 tax year and the anticipated filing for the 2008 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at December 31, 2008 and 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 26, 2007 (inception) through December 31, 2007 and for the year ended December 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Prepaid corporate taxes consisted of the following as of December 31:

	2008	2007
Federal income tax	$249,181	$—
NYS Corporate income tax	—	256,883
NYC Corporate income tax	152,750	250,700

	$401,931	$507,583

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 -	INCOME TAXES (CONTINUED)

Corporate taxes payable as of December 31 consisted of the following:

	2008	2007
Federal income tax	$—	$2,113,749
NYS corporate tax	234	—

	$234	$2,113,749

The provision for income tax consists of the following:

	For the year ended December 31, 2008	For the period from January 26, 2007 (inception) through December 31, 2007
Current:
Federal	$1,355,694	$2,904,749
State and Local	651	417
Deferred
Federal	—	—
State and Local	—	—

Total provision for income taxes	$1,356,345	$2,905,166

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the year ended December 31, 2008	For the period from January 26, 2007 (inception) through December 31, 2007

Tax provision at statutory rate	34%	34%
State and local taxes (net of federal tax
benefit)	—	—
Additional federal tax due to personal
holding company status	—	10%

	34%	44%

A company is taxed as a Personal Holding Company (“PHC”) if at any time during the last 6 months of its fiscal year 50% or more of the company’s outstanding stock is owned directly, or indirectly, by five or fewer individuals. Prior to August 7, 2007 the Company had five or fewer shareholders and therefore was subject to the PHC tax for the period from January 26, 2007 (inception) through December 31, 2007. For the fiscal year ended December 31, 2008, the Company was no longer subject to the PHC tax.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 –	UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION Following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2008.

	For the three months ended March 31, 2008	For the three months ended June 30, 2008	For the three months ended September 30, 2008	For the three months ended December 31, 2008
Revenue	$—	$—	$—	$—
Operating Loss	(227,299)	(1,660,150)	(264,724)	(244,750)
Interest Income	2,577,862	1,414,888	1,557,008	820,813

Income (Loss) before Provision
for Income Taxes	2,350,563	(245,262)	1,292,284	576,063
Provision (Benefit) for Income
Taxes	799,467	(83,389)	444,406	195,861

Net Income (Loss)	1,551,096	(161,873)	847,878	380,202
Accretion of Trust Account
Relating to Common Stock
subject to Possible
Conversion	(517,630)	(435,857)	(320,957)	(174,559)

Net Income (Loss) Attributable
to other Common
Stockholders	$1,033,466	$(597,730)	$526,921	$205,643

Weighted Average Number of
Common Stock Outstanding
excluding shares subject to
Possible Conversion — Basic
and Diluted	39,330,001	39,330,001	39,330,001	39,330,001

Basic and Diluted Net Income
(Loss) Per Share	$.03	$(.02)	$.01	$.01

Following is a summary of the quarterly results of operations for the period from January 26, 2007 (inception) through December 31, 2007.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 –	UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION (CONTINUED)

	For the period from January 26, 2007 (inception) through March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Revenue	$—	$—	$—	$—
Operating Loss	(1,000)	—	(130,238)	(265,568)
Interest Income	—	—	2,961,914	4,052,049

Income (Loss) before Provision
for Income Taxes	(1,000)	—	2,831,676	3,786,481
(Benefit) Provision for Income
Taxes	—	—	1,296,472	1,608,694

Net Income (Loss)	(1,000)	—	1,535,204	2,177,787
Accretion of Trust Account
Relating to Common Stock
subject to Possible
conversion	—	—	—	(157,019)

Net Income (Loss) Available
(attributable) to Common
Stockholders	$(1,000)	$—	$1,535,204	$2,020,768

Weighted Average Shares
Outstanding Basic and
Diluted	10,350,000	10,350,000	30,510,001	39,330,001

Basic and Diluted Net Income
(Loss) Per Share	$(0.00)	$(0.00)	$.05	$.05

NOTE 8 -

SUBSEQUENT EVENT

On February 10, 2009, the Company received notice from the staff of the NYSE Alternext US, or the Exchange, that, based on their review of publicly available information, the Company is not considered to be in compliance with Section 704 of the Exchange’s Company Guide in that the Company did not hold an annual meeting of its stockholders during 2008. In order to maintain the listing of its common stock on Exchange, the Company was required to submit a plan by March 10, 2009, advising the Exchange of the actions it has taken, or will take, that will bring it into compliance by August 11, 2009. The Company submitted a plan to the NYSE Alternext US on March 6, 2009 explaining that, pursuant to its amended and restated articles of incorporation, it must consummate an initial business combination by August 1, 2009, or it will dissolve and liquidate. As a result, the Company will either hold an annual meeting of stockholders prior to August 1, 2009 or liquidate, in which case its securities would be delisted from the Exchange. As of the date of this report, the Exchange has not notified the Company as to whether or not its plan will be accepted. If the Exchange accepts the Company’s plan, then it may be able to continue its listing during the time up to August 11, 2009, but during that time it will be subject to periodic review by the Exchange to determine whether it is making progress consistent with its plan. If the Company’s plan is not accepted by the Exchange, then the Company expects that it will become subject to delisting proceedings by the Exchange. Furthermore, if the Company’s plan is accepted but it is not in compliance with the continued listing standards at August 11, 2009, or it does not make progress consistent with its plan during the time up to August 11, 2009, then the Company expects that the Exchange would initiate delisting proceedings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

Dated: March 16, 2009	/s/ Mark D. Klein
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

Name	Position	Date
/s/ Mark D. Klein	Chief Executive Officer, President and Director	March 16, 2009

Mark D. Klein

/s/ Paul D. Lapping	Chief Financial Officer, Treasurer and Secretary	March 16, 2009

Paul D. Lapping

/s/ Michael J. Levitt	Chairman of the Board	March 16, 2009

Michael J. Levitt

/s/ Jonathan I. Berger	Director	March 16, 2009

Jonathan I. Berger

/s/ Michael S. Gross	Director	March 16, 2009

Michael S. Gross

/s/ David C. Hawkins	Director	March 16, 2009

David C. Hawkins

/s/ Frederick G. Kraegel	Director	March 16, 2009

Frederick G. Kraegel

/s/ Bradford R. Peck	Director	March 16, 2009

Bradford R. Peck

/s/ Steven A. Shenfeld	Director	March 16, 2009

Steven A. Shenfeld

EXHIBIT INDEX

EXHIBIT NO.

Ex. 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Ex. 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Ex. 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Ex. 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.