Form 10-Q
period 2009-03-31
Alternative Asset Management Acquisition Corp.
filed 2009-05-08
CIK 1393816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes     ☒         No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes     ☐         No      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒         No      ☐

As of May 8, 2009 there were 51,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	3
		Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008, and for the period from January 26, 2007 (inception) through March 31, 2009	4
		Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from January 26, 2007 (inception) through March 31, 2009	5
		Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008 and for the period from January 26, 2007 (inception) through March 31, 2009,	6
		Notes to Unaudited Condensed Financial Statements	7-11
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14-15
	Item 4.	Controls and Procedures	15
Part II.	Other Information
	Item 1.	Legal Proceedings	16
	Item 1A.	Risk Factors	16
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3.	Defaults Upon Senior Securities	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 5.	Other Information	16
	Item 6.	Exhibits	16
Signatures			17

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

  The delisting of our securities from the NYSE Amex or the ability to have our securities listed on the NYSE Amex following our initial business combination;

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

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets
ASSETS

	March 31, 2009	December 31, 2008

	(unaudited)
Current assets:
Cash	$670,628	$886,113
Cash and cash equivalents held in trust account - interest and dividends
available for working capital and taxes	70,222	136,658
Prepaid expenses	141,951	65,867

Total current assets	882,801	1,088,638

Other assets:
Cash and cash equivalents held in trust account - restricted	407,571,636	407,376,476
Prepaid corporate taxes due to trust account, restricted	415,182	401,931

	407,986,818	407,778,407

Total assets	$408,869,619	$408,867,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$355,668	$327,140
Corporate taxes payable	534	234

Total current liabilities	356,202	327,374

Common stock subject to conversion, 12,419,999 shares at conversion value	122,396,035	122,333,512

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 1,000,000
shares; none issued and outstanding	—	—
Common stock, $0.0001 par value, authorized 120,000,000 shares;
issued and outstanding 51,750,000 (less 12,419,999 subject to possible
conversion)	3,933	3,933

Additional paid-in capital	279,810,409	279,872,932
Income accumulated during development stage	6,303,040	6,329,294

Total stockholders’ equity	286,117,382	286,206,159

Total liabilities and stockholders’ equity	$408,869,619	$408,867,045

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from January 26, 2007 inception) through March 31, 2009

Revenue	$—	$—	$—

Formation and operating costs	276,494	227,299	3,070,223

Loss from operations	(276,494)	(227,299)	(3,070,223)

Interest and dividend income	237,290	2,577,862	13,621,824

(Loss) income before benefit (provision) for
income taxes	(39,204)	2,350,563	10,551,601

Benefit (provision) for income taxes	12,950	(799,467)	(4,248,561)

Net (loss) income	(26,254)	1,551,096	6,303,040

Accretion of trust account income relating to common
stock subject to possible conversion	(62,523)	(517,630)	(1,668,545)

Net (loss) income attributable to other common
stockholders	$(88,777)	$1,033,466	$4,634,495

Weighted average number of common shares
outstanding excluding shares subject to possible
conversion – basic and diluted	39,330,001	39,330,001

Basic and diluted net (loss) income per share
attributable to other common stockholders	$(0.00)	$0.03

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Period from January 26, 2007 (inception) through March 31, 2009

				Earnings
				accumulated
	Common Stock			during	Total
			Additional	development	stockholders’
	Shares	Amount	paid-in-capital	stage	equity

Balance, January 26, 2007
(inception)	—	$—	$—	$—	$—
Issuance of stock to initial
stockholders	10,350,000	1,035	23,965	—	25,000
Sale of 41,400,000 shares, net
of underwriters’ discount
and offering costs (includes
12,419,999 shares subject to
possible conversion)	41,400,000	4,140	397,556,237	—	397,560,377
Common stock proceeds
subject to potential
conversion (12,419,999
shares)	—	(1,242)	(120,726,248)	—	(120,727,490)
Proceeds from issuance of
sponsors’ warrants at $1.00
per warrant	—	—	4,625,000	—	4,625,000
Accretion of trust account
income relating to common
stock subject to possible
conversion	—	—	(157,019)	—	(157,019)
Net income for the period
January 26, 2007 (inception)
through December 31, 2007	—	—	—	3,711,991	3,711,991

Balance, December 31, 2007	51,750,000	3,933	281,321,935	3,711,991	285,037,859
Accretion of trust account
income relating to common
stock subject to possible
conversion	—	—	(1,449,003)	—	(1,449,003)
Net income for the year ended
December 31, 2008	—	—	—	2,617,303	2,617,303

Balance, December 31, 2008	51,750,000	3,933	279,872,932	6,329,294	286,206,159
Accretion of trust account
income relating to common
stock subject to possible
conversion	—	—	(62,523)	—	(62,523)
Net loss for the three months
ended March 31, 2009	—	—	—	(26,254)	(26,254)

Balance, March 31, 2009
(unaudited)	51,750,000	$3,933	$279,810,409	$6,303,040	$286,117,382

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from
	For the three months	For the three months	January 26, 2007
	ended	ended	(inception) through
	March 31, 2009	March 31, 2008	March 31, 2009

Cash Flows from Operating Activities
Net (loss) income	$(26,254)	$1,551,096	$6,303,040
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Accrued expenses	28,528	123,875	355,668
Prepaid expenses	(76,084)	8,390	(141,951)
Prepaid Corporation tax due to trust account,
restricted	(13,251)	(512,333)	(415,182)
Corporate taxes payable	300	(1,150,951)	534

Net cash (used in) provided by operating activities	(86,761)	20,077	6,102,109

Cash Flows from Investing Activities
Cash held in trust account, restricted	(195,160)	(608,604)	(407,571,636)
Cash held in trust account-interest and dividends
available for working capital	66,436	2,546,393	(70,222)
Deferred acquisition costs	—	(969,735)	—

Net cash (used in) provided by investing activities	(128,724)	968,054	(407,641,858)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial
stockholders’	—	—	25,000
Gross proceeds from initial public offering	—	—	414,000,000
Proceeds from notes payable, stockholder	—	—	175,000
Repayment of notes payable, stockholder	—	—	(175,000)
Proceeds from issuance of sponsors’ warrants	—	—	4,625,000
Payment of underwriter’s discount and offering costs	—	—	(16,439,623)

Net cash provided by financing activities	—	—	402,210,377

Net (decrease) increase in cash	(215,485)	988,131	670,628

Cash at beginning of period	886,113	1,147,585	—

Cash at end of period	$670,628	$2,135,716	$670,628

Supplemental disclosure of non-cash transactions:
Accrual of deferred acquisition costs	$—	$880,271	$—

Accretion of trust account income relating to common
stock subject to possible conversion	$62,523	$517,630	$1,668,545

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$2,462,750	$4,663,208

The accompanying notes are an integral part of these condensed financial statements.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS,
GOING CONCERN CONSIDERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and for the period from January 26, 2007 (inception) through March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2008 included in Alternative Asset Management Acquisition Corp.’s (the “Company”) Form 10-K filed on March 16, 2009. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2008 financial statements.

The Company was incorporated in Delaware on January 26, 2007 as a blank check company formed for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets in the alternative asset management sector or related business, although it is not limited to such industry (a “Business Combination”). However, the Company may explore potential business combinations with target businesses outside of the alternative asset management sector and related businesses. On February 22, 2007, the Company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the Company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

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

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS,
GOING CONCERN CONSIDERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

execution of a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (the “Buyback Period”). The Company filed a Current Report on Form 8-K on March 13, 2008 announcing its execution of a definitive agreement with Halcyon Asset Management LLC and certain of its affiliates (collectively, “Halcyon”) relating to an initial business combination. As a result, the Buyback Period began on March 28, 2008. These limit orders required the stockholders to purchase any of the Company’s shares of common stock offered for sale at or below a price equal to the per share amount held in the Trust Account as reported in such Form 8-K, until the earlier of the expiration of the Buyback Period or until such purchases reach $30.0 million in total. In connection with the termination of the purchase agreement with Halcyon the Buyback Agreements were terminated on June 23, 2008. Each of STC Investment Holdings LLC and Solar Capital, LLC purchased 286,400 shares of common stock and OHL Limited purchased 287,800 shares of the Company’s common stock pursuant to the Buyback Agreements. Each of these stockholders may vote these shares in any way they choose at the stockholders meeting to approve the Business Combination. As a result, OHL Limited, STC Investment Holdings LLC and Solar Capital, LLC may be able to influence the outcome of a specific Business Combination.

Going Concern and Management’s Plan and Intentions

As of March 31, 2009, the Company had working capital of $526,599. Other than interest and dividend income of up to $3.5 million from the Trust Account, the Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest it earns on its money not held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to August 1, 2009. Pursuant to its amended and restated certificate of incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in its initial public offering. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Accretion of Trust Account Relating to Common Stock Subject to Possible Conversion

The Company records accretion, if any, of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares will be reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings will also be presented as a deduction from the net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash. At March 31, 2009 accretion of trust account income amounted to $1,668,545.

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS,
GOING CONCERN CONSIDERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
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

Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2009, financial instruments that potentially expose the Company to credit risk consisted of cash and cash equivalents held in trust. At March 31, 2009, the Company’s Trust Account is invested in Citi Institutional US Treasury Reserve Fund at one financial institution. At times, the Company’s cash and cash held in trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.

Recently Issued And Adopted Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 140-4 and FASB Interpretation Number (“FIN”) No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. The adoption of this pronouncement has not had a material impact on the company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15,

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS
AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued And Adopted Accounting Pronouncements (continued)

2009. The adoption of this staff position will not have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 will have an impact on the accounting for any business acquired in the future.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 -	INCOME TAXES

For the three months ended March 31, 2009, the Company had a federal tax benefit of $13,551, or (34%), resulting from the available carryback of the net loss of $39,855, net of state and local income tax expense of $300 and $300, respectively.

NOTE 3 -	COMMITMENTS AND CONTINGENCIES

The Company has a commitment to pay the underwriters of its initial public offering a total underwriting discount of 7% ($29 million) of the total proceeds from the offering. The payment to the underwriters representing 3.25% ($13.5 million) of the gross proceeds from the Company’s initial public offering will be deferred until the Company consummates a Business Combination.

On March 12, 2008 the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which it agreed to acquire a majority interest in a newly formed entity which would own all of the management and fee generating entities affiliated with Halcyon Asset Management, LLC, a global alternative asset management firm (“Halcyon”).

ALTERNATIVE ASSET MANAGEMENT ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On March 6, 2009, the Company entered into a consulting agreement for services to provide assistance with due diligence, transaction structuring, and documentation for a potential acquisition. The agreement provides for reimbursement of expenses of up to $15,000, of which the company paid a $5,000 deposit, an opinion fee of $100,000, should the Company request an opinion on the value of a potential target (which will be credited against the success fee), and a success fee of $2,500,000 upon the closing date.

On February 10, 2009, the Company received notice from the staff of the NYSE Amex, or the Exchange, that, based on their review of publicly available information, the Company is not considered to be in compliance with Section 704 of the Exchange’s Company Guide in that the Company did not hold an annual meeting of its stockholders during 2008. In order to maintain the listing of its common stock on Exchange, the Company was required to submit a plan by March 10, 2009, advising the Exchange of the actions it has taken, or will take, that will bring it into compliance by August 11, 2009. The Company submitted a plan to the NYSE Amex on March 6, 2009 explaining that, pursuant to its amended and restated articles of incorporation, it must consummate an initial business combination by August 1, 2009, or it will dissolve and liquidate. As a result, the Company will either hold an annual meeting of stockholders prior to August 1, 2009 or liquidate, in which case its securities would be delisted from the Exchange. As of the date of this report, the Exchange has not notified the Company as to whether or not its plan will be accepted. If the Exchange accepts the Company’s plan, then it may be able to continue its listing during the time up to August 11, 2009, but during that time it will be subject to periodic review by the Exchange to determine whether it is making progress consistent with its plan. If the Company’s plan is not accepted by the Exchange, then the Company expects that it will become subject to delisting proceedings by the Exchange. Furthermore, if the Company’s plan is accepted but it is not in compliance with the continued listing standards at August 11, 2009, or it does not make progress consistent with its plan during the time up to August 11, 2009, then the Company expects that the Exchange will initiate delisting proceedings.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Overview

     We were formed under the laws of the State of Delaware on January 26, 2007 to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more business or assets in the alternative asset management sector or a related business. However, we may explore potential business combinations with target businesses outside of the alternative asset management sector and related businesses. A business combination with a target business outside of the alternative asset management sector is not prohibited by the terms of our Amended and Restated Certificate of Incorporation. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination. On February 22, 2007 the company changed its name from Hanover Group Acquisition Corp. to Hanover-STC Acquisition Corp. On July 6, 2007, the company changed its name from Hanover-STC Acquisition Corp. to Alternative Asset Management Acquisition Corp.

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

Results of Operations and Known Trends or Future Events

     For the three months ended March 31, 2009 and 2008 and for the period from January 26, 2007 (inception) through March 31, 2009, we had net (loss) income of $(26,524), $1,551,096 and $6,303,040, respectively. Our income was all derived from interest and dividends earned on the net proceeds of our initial public offering.

     We incurred $276,494 and $227,299 in formation and operating costs during the three months ended March 31, 2009 and 2008, respectively. These costs consisted of approximately $144,000 of legal and accounting, $29,000 for director and officer insurance, $53,000 for administrative services, $41,000 for taxes and the balance of $10,000 for other miscellaneous expenses for the three month period ended March 31, 2009. For the three months ended March 31, 2008, we expensed approximately $100,000 of corporate, legal and accounting expenses, $29,000 of insurance costs, $42,000 of Delaware Franchise taxes, and $30,000 of administrative and traveling costs, and the balance of $26,000 for other miscellaneous expenses of the period.

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

Liquidity and Capital Resources

     As of March 31, 2009, we had available cash of $670,628 and $70,222 cash held in trust account, dividends and interest available for working capital and taxes and cash held in trust account - restricted of $407,571,636. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. The funds placed in trust earned an annualized interest rate of approximately 0.24% during the three months ended March 31, 2009.

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

     As of March 31, 2009, we had withdrawn $8,371,123 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $3,500,000 of the earnings (subject to restrictions for monies needed to pay income and franchise tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Of the funds withdrawn, $4,900,126 was for taxes and $3,470,997 was for working capital. Therefore, as of March 31, 2009, up to $70,222 was available for withdrawal from our trust account for working capital purposes and taxes to our operating account which had a balance of $670,628 as of March 31, 2009. Once the $3,500,000 is distributed, only distributions to pay income and franchise tax liabilities will be allowed. As of the date of this filing, we have received refunds due of $866,983 on state and city tax estimated payments that we made, which have been returned back to the trust account. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. Although there is a possibility to the contrary, we believe we will have sufficient funds available to us from interest and dividends earned on the trust account to operate through the later of August 1, 2009 or the date upon which we consummate a business combination.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to the proposed business combination with Halcyon, which has subsequently been terminated and we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering. The Company continues to evaluate other target businesses for a potential business combination.

     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $402.4 million of the net offering proceeds (which includes $13.5 million of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account at Citigroup Global Markets Inc., with the Continental Stock Transfer & Trust Company as trustee. As of March 31, 2009, the balance of the trust account was $407,641,858 (of which $70,222 was available for working capital and taxes). The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of March 31, 2009, the effective interest rate payable on our investment was approximately 0.24% . Assuming no other changes to our holdings as of March 31, 2009, a 1% increase or decrease in the underlying interest rate received on our investment as of March 31, 2009 would result in a increase or decrease of approximately $1 million in the interest earned on our investment for the following 90-day period. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-marked instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4. Controls and Procedures.

     Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s disclosure controls and procedures were evaluated as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective, in all material respects.

     During the period covered by this report, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. Legal Proceedings.

     None.

ITEM 1A. Risk Factors.

     There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     There were no unregistered sales of equity securities by the Company for the three months ended March 31, 2009.

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

Dated: May 8, 2009
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